Form 10QSB
period 2006-03-31
Spectre Technology CORP
filed 2006-06-22
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-1344807

SPECTRE TECHNOLOGY CORPORATION.

(Exact name of small business Issuer as specified in its charter)

Nevada	98-0458087
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

555 Sixth Street, Suite 333, New Westminster, BC V3L 5F1

(Address of principal executive offices)

Issuer’s telephone number, including area code: (604) 484-1884

SPECTRE TECHNOLOGY CORPORATION

555 Sixth Street, Suite 333, New Westminster, BC, Canada V3L 5F1

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,000,000 Shares of Common Stock, $0.001 par value, outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

SPECTRE TECHNOLOGY CORPORATION
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

SPECTRE TECHNOLOGY CORPORATION
(A Development Stage Company)
INTERIM BALANCE SHEET
(Stated in U.S. Dollars)

SPECTRE TECHNOLOGY CORPORATION INTERIM BALANCE SHEET

	March 31	December 31
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34,873	$83,237
Short Term Loan	$2,727	$2,727
Total Current Assets	$37,600	$85,964

FIXED ASSETS
Net Property and Equipment	$1,724	$1,724
Depreciation of Property and Equipment	$(154)	$(123)
Software	$10,000	$10,000
Depreciation of Software	$(2,084)	(1,667)
TOTAL FIXED ASSETS	$9,486	9,934

TOTAL ASSETS	$47,086	$95,898

CURRENT LIABILITIES
Total Current Liabilities	$30,161	$69,572

LONG-TERM LIABILITIES
Total Long-Term Liabilities	$500	$500

TOTAL LIABILITIES	$30,661	$70,072

STOCKHOLDERS' EQUITY

Common Stock: $0.001 par value
75,000,000 shares authorized: 20,000,000
shares issued and outstanding	$20,000	$20,000
Paid in Capital	$39,325	$39,325
Retained Earnings (deficit)	$(42,900)	$(33,499)
TOTAL STOCKHOLDERS EQUITY	$16,425	$25,826

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$47,086	$95,898

The accompanying notes are an integral part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

SPECTRE TECHNOLOGY CORPORATION INTERIM STATEMENT OF OPERATIONS

	For the three Months Ended March 31		From Inception to
	2006	2005	December 31 2005

	(Unaudited)	(Unaudited)	(Audited)

REVENUE	$12,931	$-	$13,184
Cost of Good Sold	$(78)	$-	$(900)
	$12,853	$-	$12,284
EXPENSES
Bank Charges	$96	$-	$785
Accounting Charges	$-	$-	$2,250
Depreciation	$448	$-	$1,790
Legal & Management Fees	$12,000	$-	$21,189
Office Expenses	$4,479	$-	$4,235
Meals & Travels	$5,231	$-	$15,534
Total Expenses	$22,254	$-	$45,783

Net Income	$(9,401)	$-	$(33,499)

Basic & Diluted (loss) per Share	(0.00)	0	-(0.005)

Weighted Average Number of Shares Outstanding	20,000,000	0	6,396,666

The accompanying notes are an integral part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
 (Unaudited)
(Stated in U.S. Dollars)

SPECTRE TECHNOLOGY CORPORATION INTERIM STATEMENT OF CASH FLOWS

	For the three Months Ended March 31		From Inception to
	2006	2005	December 31 2005
	(Unaudited)	(Unaudited)	(Audited)
CASH FLOWS FROM INVESTING OPERATING ACTIVITIES

Net Income	$(9,401)	$-	$(33,499)
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	$448	$-	$1,790
Customer Deposits	$(39,411)	$-	$69,572
Net Cash Provided By (Used in) Operating Activities	$(48,364)	$-	$35,136

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	$-	$-	$(10,000)
Furniture & Equipment	$-	$-	$(1,724)
Net Cash Provided By (Used in) Investing Activities	$-	$-	$(11,724)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan From Shareholders	$-	$-	$500
Share Capital	$-	$-	$59,325
Net Cash Provided By (Used in) Financing Activities	$-	$-	$59,825

CASH AND CASH EQUIVELENTS AT BEGINNING OF PERIOD	$83,237	$-	$-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILENTS	$(48,364)	$-	$83,237
CASH AND CASH EQUIVELENTS AT END OF PERIOD	$34,873	$-	$83,237

The accompanying notes are an integral part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
PERIOD FROM INCEPTION, DECEMBER 30, 2006 TO MARCH 31, 2006
(Stated in U.S. Dollars)

SPECTRE TECHNOLOGY CORPORATION STATEMENT OF STOCKHOLDER’S EQUITY From Inception (December 30, 2004) to March 31, 2006

			Additional
	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Net (Loss) for period				$-
Balance, December 31, 2004	0	0	0	$-	$-

Common shares issued for cash at $0.001 per share	19,325,000	19,325			$19,325
Common shares issued for cash at $0.02 per share	500,000	500	9,500		10,000
Common shares issued for cash at $0.1 per share	50,000	50	4,950		$5,000
Common shares issued for cash at $0.2 per share	125,000	125	24,875		25,000
Net (Loss) for period				$(33,499)	$(33,499)
Balance, December 31, 2005	20,000,000	20,000	39,325	$(33,499)	$25,826

Net (Loss) for period				$(9,401)	$(9,401)
Balance, March 31, 2006	20,000,000	20,000	39,325	$(42,900)	$16,425

The accompanying notes are an integral part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2006 AND 2005
(Stated in U.S. Dollars)

NOTE 1	- ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on December 30, 2004.

The Company owns a proprietary merchant solution provider called Gateway Express. By using Spectre’s Gateway Express, clients are able to process their credit card transactions with a processor who provides all data center functions relating to transaction processing services, including electronic credit card authorizations, electronic fund transfers management, and the development of the Internet software and related communication networks that are involved in providing transaction processing services

NOTE 2	- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c.	Income Taxes

The Company prepares its tax returns on the accrual basis. The Company has elected to file its taxes as a Limited Liability Company, whereby its profits and losses are passed through to its members. Accordingly, the Company does not pay or accrue income taxes. Also, the Company does not record an asset for the value of its net operating loss carry forwards.

d.	Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.	Assets

The company has issued a loan for $2,727 to Globus Media Ltd. The terms of the loan include a 180 days period commencing October 14th, 2005 with an interest rate of 5 percent per annum. This loan is referred as “Short term Loan” in the asset section of the Balance Sheet statement.

f.	Property and Equipment

The Company’s property and equipment is comprised of computers, software and office furniture. The property and equipment are depreciated over the estimated life of 5 years using the straight-line method.

g.	Income

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue totaled $12,853 for the period ended March 31, 2006 and $12,284 for the year ended on December 31, 2005. Expenses for the periods ended March 31, 2006 were $22,254 and December 31, 2005 was $45,783 respectively.

h.	Basic Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of shares outstanding during the periods covered by the financial statements. Diluted income per shares units is equal to the basic income per unit as there are no potentially dilutive shares outstanding.

i.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

j.	Liabilities

The company carries a balance of customers’ cash on deposit for a short period of time while transactions are being processed. These funds appear as “Current Liabilities” in the balance sheet for a total amount of $31,161 as of March 31, 2006.

The long-term liabilities of $500 is capital loaned from Total Home Solutions, Inc. This loan matures on December 31, 2006 and has an annual interest rate of 5%.

k.	Unaudited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial

Statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 3	- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding Spectre Technology Corporation’s (the “Company”) capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Spectre Technology Corporation. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

Competition

The online credit card processing and e-Commerce market is a rapidly evolving and intensely competitive industry. Management expects to face stiff competition in every product and service category the Company offers. Barriers to entry are minimal, and current and new competitors can launch new gateways and web sites at a relatively low cost. Spectre Technology recognizes that its competitive advantage is not founded on the uniqueness or novelty of its gateway, but is based on its ability to brand its service/product, the quality and reliability of its technology, the strength of its marketing and sales programs, and the level of customer service it makes available to clients.

Consultants

The Company currently has no stock option plan.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Registration Statement

During the first quarter of 2006 we have file a 10-SB with the Security and Exchange Commission as defined in Rule 12b-2 (§ 240.12b-2) of the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act.

ITEM 2.        DESCRIPTION OF PROPERTY.

We currently do not own any property. Our principal offices is located at 555 Sixth street, suite 333, New Westminster, BC V3L 5H1, Canada

 ITEM 3.        LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the three months ending March 31st, 2006.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are not currently traded on any exchange. We plan to list on the OTC Bulletin Board

Holders of Our Common Stock

As of March 31, 2006, we had approximately 50 registered stockholders holding 20,000,000 shares of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operations

We are currently providing gateway merchant solutions to customers. Specifically we provide credit card transaction processing services to our clients. Our plan of operation is to grow our customer base by targeting our processing services to market segments who require online transaction processing services.

Limited Operating History; Need for Additional Capital

There is little historical financial information about us upon which to base an evaluation of our performance. We are an Development stage corporation and have not generated significant revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the Development of our properties, and possible cost overruns due to price and cost increases in services. See “Item 1. Description of Business”.

Results of Operations for the three months Ended March 31, 2005

Over the last three months we have earned $12,931 in revenue. Include over the same three month period we incurred expenses of $22,254 for a operating loss of $9,401. A large portion of these expenses included professional fees of $12,000 for fees associated with creating and filing our registration statement. The directors were paid $Nil for management services. We anticipate our operating expenses will increase as we develop new business.

Net Loss

We incurred a loss in the amount of $42,900 for the period from inception (December 30, 2004) to December 31, 2005. Our loss was attributable to operating expenses.

Liquidity and Financial Condition

We had cash on hand of $34,873 as of March 31, 2006. Since inception, we have used our common stock to raise money for business development and corporate expenses. Total amount raised since inception is $59,325.

We have not attained profitable operations and may be dependent upon obtaining financing. For these reasons there is a risk that we will be unable to continue as a going concern.

The financial statements accompanying this annual report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We have incurred a net loss of $42,900 for the period from December 30, 2004 (inception) to March 31, 2006, and revenue of 26,115 to date. As of March 31, 2006, we had cash in the amount of $38,873. We may require additional financing if the costs of generating sales are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future may be dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because of the unique difficulties and uncertainties inherent in new ventures, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by commencing a new business venture and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business we plan to undertake.

Our common stock is “penny stock”, with the result that trading of our common stock in any secondary market may be impeded

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge no such proceedings are threatened or contemplated.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended July 31, 2005.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

No 8K forms have been filed to date.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE TECHNOLOGY CORPORATION

Date: June 21, 2006	By:	/s/ Julius Briner
Julius Briner
President