Form 10QSB
period 2006-06-30
Spectre Technology CORP
filed 2006-09-14
CIK 1344807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006

     |_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________


                       Commission File Number: 000-51769

                         SPECTRE TECHNOLOGY CORPORATION.
        (Exact name of small business Issuer as specified in its charter)

           Nevada                                        98-0458087
           ------                                        ----------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

                Suite 110, 174 Wilson Street, Victoria BC V9A 7N7

                    (Address of principal executive offices)



         Issuer's telephone number, including area code: (604) 484-1884


                         SPECTRE TECHNOLOGY CORPORATION


                Suite 110, 174 Wilson Street, Victoria BC V9A 7N7


              (Former name, former address and former fiscal year,
                         if changed since last report)


                                 Former Address
        555 Sixth street, suite 333, New Westminster, BC V3L 5H1, Canada


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 |X| Yes |_| No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,000,000 Shares of Common Stock, $0.001 par value, outstanding as of June 30, 2006.


Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                  June 30, 2006


                                   (Unaudited)
                            (Stated in U.S. Dollars)

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                              INTERIM BALANCE SHEET
                            (Stated in U.S. Dollars)


                                                           June 30                December 31
                                                    ----------------------- -------------------------
                                                             2006                     2005
                                                    ----------------------- -------------------------
                                                             (Un-audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                         $ 22,701                  $ 83,237
Short Term Loan                                                   $  2,727                  $  2,727
                                                    ----------------------- -------------------------
Total Current Assets                                              $ 25,428                  $ 85,964

FIXED ASSETS
Net Property and Equipment                                        $  1,724                  $  1,724
Depreciation of Property and Equipment                            $   (185)                 $   (123)
Software                                                          $ 10,000                  $ 10,000
Depreciation of Software                                          $ (2,501)                   (1,667)
                                                    ----------------------- -------------------------
TOTAL FIXED ASSETS                                                $  9,038                     9,934
                                                    ----------------------- -------------------------

TOTAL ASSETS                                                      $ 34,466                  $ 95,898
                                                    ======================= =========================


CURRENT LIABILITIES
Total Current Liabilities                                         $ 28,267                  $ 69,572
                                                    ----------------------- -------------------------

LONG-TERM LIABILITIES
Total Long-Term Liabilities                                       $    500                     $ 500
                                                    ----------------------- -------------------------

TOTAL LIABILITIES                                                 $ 28,767                  $ 70,072
                                                    ======================= =========================

STOCKHOLDERS' EQUITY

Common Stock: $0.001 par value
75,000,000 shares authorized: 20,000,000
shares issued and outstanding                                     $ 20,000                  $ 20,000
Paid in Capital                                                   $ 39,325                  $ 39,325
Retained Earnings (deficit)                                       $(53,626)                 $(33,499)
                                                    ----------------------- -------------------------
TOTAL STOCKHOLDERS EQUITY                                         $  5,699                  $ 25,826

TOTAL LIABILITIES &
 STOCKHOLDER'S EQUITY                                             $ 34,466                  $ 95,898
                                                    ======================= =========================

The accompanying notes are an integral part of these financial statements.

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

            PERIOD FROM INCEPTION, DECEMBER 30, 2006 TO JUNE 30, 2006



                                            For the Six Months            For the three Months
                                             Ended June 30                 Ended March 31
                                        -----------------------------------------------------------------   From Inception to
                                        2006            2005            2006              2005                June 30, 2006
                                        -------------  ---------------  ---------------- ----------------  ------------------
REVENUE                                     $  6,801              $ -         $   6,387              $ -           $  13,184
Cost of Good Sold                           $    (78)             $ -         $     (78)             $ -           $    (900)
                                        -------------  ---------------  ---------------- ----------------  ------------------
                                            $  6,723              $ -         $   6,309              $ -           $  19,007
EXPENSES
Bank Charges                                $    468              $ -         $      96              $ -           $   1,254
Accounting Charges                          $  3,000              $ -         $       -              $ -           $   5,250
Depreciation                                $    896              $ -         $     448              $ -           $   2,685
Legal & Management Fees                     $ 12,711              $ -         $  12,000              $ -           $  33,900
Office Expenses                             $  4,593              $ -         $   4,479              $ -           $   8,828
Meals & Travels                             $  5,182              $ -         $   5,231              $ -           $  20,716
                                        -------------  ---------------  ---------------- ----------------  ------------------
Total Expenses                              $ 26,850              $ -         $  22,254              $ -           $  72,633

Net Income                                  $(20,127)             $ -         $ (15,945)             $ -           $ (53,626)
                                        =============  ===============  ================ ================  ==================

Basic & Diluted (loss) per Share              (0.001)               0             (0.00)               0
                                        -------------  ---------------  ---------------- ----------------
Weighted Average Number
 of Shares Outstanding                    20,000,000                0        20,000,000                0
                                        -------------  ---------------  ---------------- ----------------

The accompanying notes are an integral part of these financial statements.

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)

                            (Stated in U.S. Dollars)

            PERIOD FROM INCEPTION, DECEMBER 30, 2006 TO JUNE 30, 2006



                                                                                                       From Inception
                                                                                                     (December 30, 2004)
                                                                For the Six Months Ended June 30         to June 30
                                                               ------------------------------------- --------------------
                                                                  2006                 2005               2006
                                                               ------------------  ------------------ -------------------
CASH FLOWS FROM INVESTING OPERATING ACTIVITIES

Net Income                                                             $ (20,127)                $ -         $ (2,066,326)
Adjustments to Reconcile Net Income
to Net Cash Provided by Operations:
Depreciation                                                           $     896                 $ -         $     92,286
Customer Deposits                                                      $ (41,305)                $ -         $ (4,102,233)
                                                               ------------------  ------------------  -------------------
Net Cash Provided By (Used in) Operating Activities                    $ (60,536)                $ -         $ (6,076,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software                                                   $       -                 $ -         $    (10,000)
Furniture & Equipment                                                  $       -                 $ -         $     (1,724)
                                                               ------------------  ------------------  -------------------
Net Cash Provided By (Used in) Investing Activities                    $       -                 $ -         $    (11,724)

CASH FLOWS FROM FINANCING ACTIVITIES

Short Term Loan                                                        $       -                 $ -         $     (2,727)
Loan From Shareholders                                                 $       -                 $ -         $        500
Share Capital                                                          $       -                 $ -         $     59,325
                                                               ------------------  ------------------  -------------------
Net Cash Provided By (Used in) Financing Activities                    $       -                 $ -         $     57,098


CASH AND CASH EQUIVELENTS AT BEGINNING OF PERIOD                       $  83,237                 $ -         $          -
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILENTS                   $ (60,536)                $ -         $     22,701
                                                               ------------------  ------------------  -------------------
CASH AND CASH EQUIVELENTS AT END OF PERIOD                             $  22,701                 $ -         $     22,701
                                                               ------------------  ------------------  -------------------

The accompanying notes are an integral part of these financial statements.

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

            PERIOD FROM INCEPTION, DECEMBER 30, 2006 TO JUNE 30, 2006
                            (Stated in U.S. Dollars)



                                             Common Stock                         Additional
                                                Shares                  Amount     Paid in     Accumulated         Total
                                                                                   Capital       Deficit          Equity
                                          ---------------------------------------------------------------------------------
Net (Loss) for period                                                                            $       -
                                          ---------------------------------------------------------------------------------
Balance, December 31, 2004                                 0                 0             0     $       -        $      -

Common shares issued for cash at
$0.001 per share                                  19,325,000            19,325                                    $ 19,325
Common shares issued for cash at
$0.02 per share                                      500,000               500         9,500                        10,000
Common shares issued for cash at
$0.1 per share                                        50,000                50         4,950                      $  5,000
Common shares issued for cash at
$0.2 per share                                       125,000               125        24,875                        25,000
Net (Loss) for period                                                                            $ (33,499)       $(33,499)
                                          ---------------------------------------------------------------------------------
Balance, December 31, 2005                        20,000,000            20,000        39,325     $ (33,499)       $ 25,826

Net (Loss) for period                                                                            $ (20,127)       $(20,127)
                                          ---------------------------------------------------------------------------------
Balance, June 30, 2006                            20,000,000            20,000        39,325     $ (53,626)       $  5,699

The accompanying notes are an integral part of these financial statements.

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                             June 30, 2006 AND 2005
                            (Stated in U.S. Dollars)


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

          The Company was incorporated under the laws of the State of Nevada on December 30, 2004. The Company owns a proprietary merchant solution provider called Gateway Express. By using Spectre's Gateway Express, clients are able to process their credit card transactions with a processor who provides all data center functions relating to transaction processing services, including electronic credit card authorizations, electronic fund transfers management, and the development of the Internet software and related communication networks that are involved in providing transaction processing services

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.        Revenue Recognition

          The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

          c. Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

e.        Assets

          The company has issued a loan for $2,727 to Globus Media Ltd. The terms of the loan include a 180 days period commencing October 14th, 2005 with an interest rate of 5 percent per annum. This loan is referred as "Short term Loan" in the asset section of the Balance Sheet statement. The loan has been renewed for another 6 months starting on April 14th, 2006.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.        Property and Equipment

          The Company's property and equipment is comprised of computers, software and office furniture. The property and equipment are depreciated over the estimated life of 5 years using the straight-line method.

g.        Income

          Income represents all of the company's revenue less all its expenses in the period incurred. Revenue totaled $19,007 on aggregate, $414 for the six months ended on June 30, 2006, $6,309 for the period ended March 31, 2006 and $12,284 for the year ended on December 31, 2005. Expenses for the period ended on June 30, 2006 were $26,850, for the three months ended on March 31, 2006 were $22,254 and December 31, 2005 was $45,783 respectively. Total net income (loss) for the six month ended on June 30, 2006 was ($20,127), for the 3 months ended on March 31, 2006 was ($15,945) and for the year ended on December 31, 2005 was ($33,499).

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

j.        Liabilities

          The company carries a balance of customers' cash on deposit for a short period of time while transactions are being processed. These funds appear as "Current Liabilities" in the balance sheet for a total amount of $28,267 as of June 30, 2006.

          The long-term liabilities of $500 is capital loaned from Total Home Solutions, Inc. This loan matures on December 31, 2006 and has an annual interest rate of 5%.

k.        Unaudited Financial Statements

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial Statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 3 -  GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


FORWARD LOOKING STATEMENTS


The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Spectre Technology Corporation's (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


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


Registration Statement

During the first quarter of 2006 we have filed a 10-SB with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b-2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act.


ITEM 2.        DESCRIPTION OF PROPERTY.

We currently do not own any property. Our principal offices is located at Suite 110, 174 Wilson Street, Victoria BC V9A 7N7

ITEM 3.        LEGAL PROCEEDINGS.


We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


No matters were submitted to our security holders for a vote during the three months ending June 30th, 2006.

                                     PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Our common shares are not currently traded on any exchange. We plan to list on the OTC Bulletin Board


Holders of Our Common Stock


As of June 30th, 2006, we had approximately 50 registered stockholders holding 20,000,000 shares of our common stock.


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


Limited Operating History; Need for Additional Capital


There is little historical financial information about us upon which to base an evaluation of our performance. We are an Development stage corporation and have not generated significant revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the Development of our properties, and possible cost overruns due to price and cost increases in services. See "Item 1. Description of Business".

Results of Operations for the six months Ended June 30, 2005


Over the last six months we have earned $6,801 in revenue. Include over the same six month period we incurred expenses of $26,850 for a operating loss of $20,127. A large portion of these expenses included professional fees of $12,711 for fees associated with creating and filing our registration statement. The directors were paid $Nil for management services. We anticipate our operating expenses will increase as we develop new business.


Net Loss


We incurred a loss in the amount of $42,900 for the period from inception (December 30, 2004) to December 31, 2005. Our loss was attributable to operating expenses.


Liquidity and Financial Condition


We had cash on hand of $22,701 as of June 30, 2006. Since inception, we have used our common stock to raise money for business development and corporate expenses. Total amount raised since inception is $59,325.


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

We have incurred a net loss of $53,626 for the period from December 30, 2004 (inception) to June 30, 2006, and revenue of 19,007 to date. As of June 30, 2006, we had cash in the amount of $22,701. We may require additional financing if the costs of generating sales are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future may be dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.


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


Our common stock is "penny stock", with the result that trading of our common stock in any secondary market may be impeded


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


ITEM 5.     OTHER INFORMATION


None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number         Description of Exhibit
--------------------------------------------------------------------------------
      3.1      Articles of Incorporation(1)
      3.2      Amended Bylaws(1)

     31.1 Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

     31.2 Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith


     32.1 Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith


     32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith


(1) Filed with the SEC as an exhibit to our Form 10-SB Registration Statement originally filed on January 31, 2006, as amended.


REPORTS ON FORM 8-K


No 8K forms have been filed to date.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 14, 2006

                                                SPECTRE TECHNOLOGY CORPORATION

                                                By: /s/ Julius Briner
                                                    -----------------
                                                    Julius Briner
                                                    Chief Financial Officer