Form 10QSB/A
period 2006-03-31
Spectre Technology CORP
filed 2007-02-08
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

 ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

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

SPECTRE TECHNOLOGY CORPORATION

Date: February 8, 2007	By:	/s/ Julius Briner
Julius Briner
President