Form 10QSB/A
period 2006-06-30
Spectre Technology CORP
filed 2007-02-08
CIK 1344807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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



Date: February 8, 2007


                                                SPECTRE TECHNOLOGY CORPORATION

                                                By: /s/ Julius Briner
                                                    -----------------
                                                    Julius Briner
                                                    Chief Financial Officer