Form 10QSB
period 2006-09-30
Spectre Technology CORP
filed 2007-02-08
CIK 1344807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

     |_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________


                       Commission File Number: 000-51769

                         SPECTRE TECHNOLOGY CORPORATION.
                        ---------------------------------
        (Exact name of small business Issuer as specified in its charter)

           Nevada                                        98-0458087
           ------                                        ----------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

                Suite 110, 174 Wilson Street, Victoria BC V9A 7N7
               ---------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (604) 484-1884


                         SPECTRE TECHNOLOGY CORPORATION

                Suite 110, 174 Wilson Street, Victoria BC V9A 7N7, Canada

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

                                 Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,000,000 Shares of Common Stock, $0.001 par value, outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.
Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                               September 30, 2006


                      (Unaudited) (Stated in U.S. Dollars)

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                              INTERIM BALANCE SHEET
                            (Stated in U.S. Dollars)


                                            September 30     December 31
                                           -------------------------------
                                                2006              2005
                                           ------------       -----------
                                             (Un-audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                  $    16,750        $    83,237
Short Term Loan                            $     2,727        $     2,727
                                           -----------        -----------
Total Current Assets                       $    19,477        $    85,964

FIXED ASSETS
Net Property and Equipment                 $     1,724        $     1,724
Depreciation of Property and Equipment     $      (216)       $      (123)
Software                                   $    10,000        $    10,000
Depreciation of Software                   $    (2,693)            (1,667)
                                           -----------        -----------
TOTAL FIXED ASSETS                         $     8,815              9,934
                                           -----------        -----------

TOTAL ASSETS                               $    28,292        $    95,898
                                           ===========        ===========


CURRENT LIABILITIES
Total Current Liabilities                  $     7,314        $    69,572
                                           -----------        -----------

LONG-TERM LIABILITIES
Total Long-Term Liabilities                $       500        $       500
                                           -----------        -----------

TOTAL LIABILITIES                          $     7,814        $    70,072
                                           ===========        ===========

STOCKHOLDERS' EQUITY

Common Stock: $0.001 par value
75,000,000 shares authorized: 20,000,000
shares issued and outstanding              $    20,000        $    20,000
Paid in Capital                            $    39,325        $    39,325
Retained Earnings (deficit)                $   (38,847)       $   (33,499)
                                           -----------        -----------
TOTAL STOCKHOLDERS EQUITY                  $    20,478        $    25,826

TOTAL LIABILITIES &                        $    28,292        $    95,898
STOCKHOLDER'S EQUITY
                                           ==========        ============

   The accompanying notes are an integral part of these financial statements.

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                         INTERIM STATEMENT OF OPERATIONS
                      (Unaudited) (Stated in U.S. Dollars)

         PERIOD FROM INCEPTION, DECEMBER 30, 2006 TO SEPTEMBER 30, 2006


                                    For the Nine Months Ended     For the Three Months Ended
                                           September 30                  September 30
                                   ----------------------------   ---------------------------    From Inception to
                                       2006            2005            2006            2005      September 30, 2006
                                   ------------    ------------   ------------    ------------   ------------------

REVENUE                            $     21,930    $         --   $     15,129    $         --   $          41,837
Cost of Good Sold                  $        (78)   $         --   $         --    $         --   $            (978)
                                   ------------    ------------   ------------    ------------   -----------------
                                   $     21,852    $         --   $     15,129    $         --   $          40,859
EXPENSES
Bank Charges                       $        601    $         --   $        133    $         --   $           1,387
Accounting Charges                 $         --    $         --   $         --    $         --   $           5,250
Depreciation                       $      1,344    $         --   $        448    $         --   $           3,133
Legal & Management Fees            $     10,300    $         --   $      1,289    $         --   $          35,189
Office Expenses                    $      5,173    $         --   $        605    $         --   $           9,431
Meals & Travels                    $      9,782    $         --   $      4,600    $         --   $          25,316
                                   ------------    ------------   ------------    ------------   -----------------
Total Expenses                     $     27,200    $         --   $      7,075    $         --   $          79,706

Net Income                         $     (5,348)   $         --   $      8,054    $         --   $         (38,847)
                                   ============    ============   ============    ============   =================

Basic & Diluted (loss) per Share                          (0.00)             0           (0.00)                  0
                                                   ------------   ------------    ------------   -----------------

Weighted Average Number                              20,000,000              0      20,000,000                   0
of Shares Outstanding
                                                   ------------   ------------    ------------   -----------------

   The accompanying notes are an integral part of these financial statements.

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)

                            (Stated in U.S. Dollars)

            PERIOD FROM INCEPTION, DECEMBER 30, 2006 TO SEPTEMBER 30, 2006



                                                                                             From Inception
                                                                  For the Nine Months Ended (December 30, 2004)
                                                                         September 30        to September 30
                                                                --------------------------------------------
                                                                    2006            2005           2006
                                                                ------------      --------     -------------

CASH FLOWS FROM INVESTING OPERATING ACTIVITIES

Net Income                                                      $    (5,348)      $     --     $   (38,847)
Adjustments to Reconcile Net Income
to Net Cash Provided by Operations:
Depreciation                                                    $     1,344       $     --     $     3,134
Customer Deposits                                               $   (62,483)      $     --     $     7,089
                                                                -----------       --------     -----------
Net Cash Provided By (Used in) Operating Activities             $   (66,487)      $     --     $   (28,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software                                            $        --       $     --     $   (10,000)
Furniture & Equipment                                           $        --       $     --     $    (1,724)
                                                                -----------       --------     -----------
Net Cash Provided By (Used in) Investing Activities             $        --       $     --     $   (11,724)

CASH FLOWS FROM FINANCING ACTIVITIES

Short Term Loan                                                 $        --       $     --     $    (2,727)
Loan From Shareholders                                          $        --       $     --     $       500
Share Capital                                                   $        --       $     --     $    59,325
                                                                -----------       --------     -----------
Net Cash Provided By (Used in) Financing Activities             $        --       $     --     $    57,098


CASH AND CASH EQUIVELENTS AT BEGINNING OF PERIOD                $    83,237       $     --     $        --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILENTS            $   (66,487)      $     --     $    16,750
                                                                -----------       --------     -----------
CASH AND CASH EQUIVELENTS AT END OF PERIOD                      $    16,750       $     --     $    16,750
                                                                -----------       --------     -----------

   The accompanying notes are an integral part of these financial statements.


                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

            PERIOD FROM INCEPTION, DECEMBER 30, 2006 TO SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)


                                             Common Stock                         Additional   Accumulated           Total
                                                Shares                  Amount       Paid in       Deficit          Equity
                                                                                     Capital

                                          ---------------------------------------------------------------------------------

Net (Loss) for period                                                                            $       -
                                          ---------------------------------------------------------------------------------
Balance, December 31, 2004                                 0                 0             0     $       -       $       -

Common shares issued for cash at $0.001 per share 19,325,000            19,325                                   $  19,325
Common shares issued for cash at $0.02 per share     500,000               500         9,500                        10,000
Common shares issued for cash at $0.1 per share       50,000                50         4,950                     $  5,000
Common shares issued for cash at $0.2 per share      125,000               125        24,875                        25,000
Net (Loss) for period                                                                            $ (33,499)      $ (33,499)
                                          ---------------------------------------------------------------------------------
Balance, December 31, 2005                        20,000,000            20,000        39,325     $ (33,499)      $  25,826

Net (Loss) for period                                                                             $ (5,348)      $  (5,348)
                                          ---------------------------------------------------------------------------------
Balance, September 30, 2006                       20,000,000            20,000        39,325     $ (38,847)      $  20,478


   The accompanying notes are an integral part of these financial statements.

                         SPECTRE TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2006 AND 2005
                            (Stated in U.S. Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     The Company was incorporated under the laws of the State of Nevada on December 30, 2004. The Company owns a proprietary merchant solution provider called Gateway Express and rebranded GlobalPayNET IP Gateway as of September 2006. By using Spectre's GlobalPayNET IP Gateway, clients are able to process their credit card transactions with a processor who provides all data center functions relating to transaction processing services, including electronic credit card authorizations, electronic fund transfers management, and the development of the Internet software and related communication networks that are involved in providing transaction processing services

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     e.   Assets

          The company has issued a loan for $2,727 to Globus Media Ltd. The terms of the loan include a 180 days period commencing October 14th, 2005 with an interest rate of 5 percent per annum. This loan is referred as a "Short term Loan" in the asset section of the Balance Sheet statement. The loan has been renewed for an additional 18 months, maturity date April 14, 2008. There will be no extentions to this loan and payment is expected before the maturity of the loan.


     f.   Property and Equipment

          The  Company's  property and  equipment  is  comprised  of  computers, software and office furniture. The property and equipment are depreciated over the estimated life of 5 years using the straight-line method.

     g.   Income

          Income represents all of the company's revenue less all its expenses in the period incurred. Revenue totalled $40,859 on aggregate, $21,852 for the nine months ended on September 30, 2006, $414 for the six months ended on June 30, 2006, $6,309 for the period ended March 31, 2006 and $12,284 for the year ended on December 31, 2005. Expenses for the nine months ended on September 30, 2006 were $27,200, for the six months ended on June 30, 2006 were $26,850, for the three months ended on March 31, 2006 were $22,254 and for the year ended December 31, 2005 were $45,783 respectively.

          Total net income (loss) for the nine months ended on September 30, 2006 was ($5,348), for the six month ended on June 30, 2006 was ($20,127), for the 3 months ended on March 31, 2006 was ($15,945) and for the year ended on December 31, 2005 was ($33,499).

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

     j.   Liabilities

          The company carries a balance of customers' cash on deposit for a short period of time while transactions are being processed. These funds appear as "Current Liabilities" in the balance sheet for a total amount of $7,314 as of September 30, 2006.


          The long-term liabilities of $500 is capital loaned from Total Home Solutions, Inc. This loan matured on December 31, 2006 but has been extended for a period of 6 months and has an annual interest rate of 5%.


     k.   Unaudited Financial Statements

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial Statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended on September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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


ITEM 2. DESCRIPTION OF PROPERTY.

We currently do not own any property. Our principal offices is located at Suite 110, 174 Wilson Street, Victoria BC V9A 7N7, Canada

ITEM 3. LEGAL PROCEEDINGS.


We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


No matters were submitted to our security holders for a vote during the three months ending September 30th, 2006.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Our common shares are not currently traded on any exchange. We plan to list on the OTC Bulletin Board


Holders of Our Common Stock


As of September 30th, 2006, we had approximately 50 registered stockholders holding 20,000,000 shares of our common stock.


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

Results of Operations for the nine months Ended September 30, 2006


Over the last nine months we have earned $21,930 in revenue. Included over the same nine months period we incurred expenses of $27,200 for a operating loss of $5,348. A large portion of these expenses included professional fees of $10,300 for fees associated with creating and filing our registration statement. The directors were paid $Nil for management services. We anticipate our operating expenses will increase as we develop new business.


Net Loss


We incurred a loss in the amount of $38,847 for the period from inception (December 30, 2004) to September 30, 2006. Our loss was attributable to operating expenses.


Liquidity and Financial Condition


We had cash on hand of $16,750 as of September 30, 2006. Since inception, we have used our common stock to raise money for business development and corporate expenses. Total amount raised since inception is $59,325.


We have not attained profitable operations and may be dependent upon obtaining financing. For these reasons there is a risk that we will be unable to continue as a going concern.


The financial statements accompanying this quarterly report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.


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

We have incurred a net loss of $38,847 for the period from December 30, 2004 (inception) to September 30, 2006, and revenue of $41,837 to date. As of September 30, 2006, we had cash in the amount of $16,750. We may require additional financing if the costs of generating sales are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future may be dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2006.


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


Date: February 6, 2006

                                                SPECTRE TECHNOLOGY CORPORATION

                                                By: /s/ Julius Briner
                                                    -----------------
                                                    Julius Briner
                                                    Chief Financial Officer