Form 10KSB
period 2006-12-31
Spectre Technology CORP
filed 2007-04-02
CIK 1344807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number:   000-51769

SPECTRE TECHNOLOGY CORP.
(Name of Small Business Issuer in Its Charter)

Nevada	98-0458087
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

Suite 110, 174 Wilson Street, Victoria BC V9A 7N7 Canada

(250) 294-0101
(Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended December 31, 2006: $36,375.

Number of shares of the registrant’s common stock outstanding as of March 19, 2007 was: 20,000,000.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

Spectre Technology Corp.

Table of Contents

Forward-Looking Statements

PART I

Item 1.	Description of Business
Marketing
Industry Overview
Competition
Customers
Trademarks, Copyrights, Patents
Government Regulation
Employees
Available Information

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Item 7.	Financial Statements

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

Item 8B.	Other Information

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits

Item 14.	Principal Accountant Fees and Services

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-KSB (this “Report”), in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report, for example governmental regulation and competition in our industry, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

You can identify forward-looking statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect” “will,” “may,” “intent,” “plan,” “believe,” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of anticipated products, expenses, financial results or contingencies.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in this Report will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, the ability of the Company to satisfy its outstanding convertible debt obligations, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K to be filed in 2007. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business

DESCRIPTION OF THE BUSINESS

Background

The Company was incorporated under the laws of the State of Nevada on December 30, 2004. The Company owns a proprietary merchant solution provider called Gateway Express and rebranded GlobalPayNET IP Gateway as of September 2006. By using Spectre's GlobalPayNET IP Gateway, clients are able to process their credit card transactions with a processor who provides all data center functions relating to transaction processing services, including electronic credit card authorizations, electronic fund transfers management, and the development of the Internet software and related communication networks that are involved in providing transaction processing services

Overview

Spectre is a software marketing and development company and as such does not have a large fixed plant or associated overhead cost. The Victoria, B.C. office serves as the headquarters for the Company. It carries the direct overhead of the Company’s operations. All operational functions of the business are executed from the Company’s Victoria headquarters. Currently, The Company intends to grow its business by executing a defined marketing plan and by hiring professional sales associates who have industry experience.

Spectre Technology Corporation has developed and currently markets a fully integrated software solution. Spectre facilitates credit card processing services for credit card based transactions of small to medium sized companies worldwide through its GlobalPayNET brand. The Company’s software solution functions as a gateway allowing clients to seamlessly process credit card transactions (purchases, sales and refunds) over the Internet. The Company’s GlobalPayNET provides an interface through which data is captured electronically, transferred through to the processor and back to the client. Every Spectre client can view all transaction details (including historical details) through a personal account that stores data specific to a client’s transaction activity. With a feature-rich user interface and numerous reporting features, all aspects of a client’s account history are at their fingertips and accessible from any internet browser.

Spectre’s GlobalPayNET is a credit card processing gateway that currently facilitates continuous online credit card transaction processing for merchants in the United States and Canada. The Company’s online e-Commerce merchant gateway operates under the name GlobalPayNET and can be found on the Internet under the Uniform Resource Locator (URL) of http://www.globalpaynet.com. Spectre’s gateway processing system is capable of processing credit card transactions for VISA, MasterCard and American Express, worldwide. In November 2006, GlobalPayNET became PCI/DSS compliant in accordance with the rules and regulations of all major credit cards. This ensures that Spectre’s GlobalPayNET real time electronic gateway processing is using the highest levels of security in encrypting data and is now certified by the Payment Card Industry’s Data Security Standard. GlobalPayNET is tested regularly to make sure it is in constant compliance with PCI regulations worldwide.

Spectre’s clients are typically merchants who operate a traditional “bricks and mortar” and/or online business. Clients gain access to the Company’s gateway via Java, C# and HTML based APIs (Application Programming Interface), Apache TomCat, Sybase, Oracle and MS SQL server technologies, and Linux and Windows platforms, which allows Spectre’s clients to securely process and review credit card transactions (purchases, sales and refunds) over the Internet from a variety of different hardware options, including POS terminals (virtual terminals), PCs, and wireless devices including cell phones, PDAs, BlackBerrys and Magcard Readers.

--- A GENERAL OVERVIEW OF THE SYSTEM.

Electronic payments software carries transactions from the transaction generators to the acquiring institutions. The software then uses regional or national switches to access the card issuers for approval or denial of the transactions. The software returns messages to the sources, thereby completing the transactions.

By using Spectre’s GlobalPayNET , clients are able to process their credit card transactions with a processor who provides all data center functions relating to transaction processing services, including electronic credit card authorizations, electronic fund transfers management, and the development of the Internet software and related communication networks that are involved in providing transaction processing services. Importantly, all credit card processing transactions are conducted in a secure encrypted environment that uses digital signature standards to ensure the cardholder and merchant are protected ---A digital signature standard is an electronic signature that can be used to authenticate the identity of the sender of a message or the signer of a document, and possibly to ensure that the original content of the message or document that has been sent is unchanged.

Spectre’s gateway allows merchants to receive card authorization at the point-of-sale, and also enables consumers to make a credit card payment directly through the use of a web site. In other words, Spectre’s gateway allows merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. All typical e-commerce and mail/telephone orders are card-not-present transactions.

Spectre Technology has a contractual agreement with an established processor that allows the Company to act as a marketing partner and to engage in the business of marketing processing services to merchants that accept credit cards as payment for the sale and purchase of goods and services. The Company’s business model is focused on quality of service, price and technology. Spectre offers merchants a gateway that features a best-of-breed credit card processing solution at an affordable price. Accordingly, the Company has incorporated state of the art technology, such as 128 bit SSL encryption, Java, C# and HTML based APIs, and a Cisco PIX VPN Firewall to ensure that GlobalPayNET facilitates a secure, reliable, and cost-effective credit card transaction processing service that clients can rely on and trust.

--- TARGET MARKET.

Spectre’s customers are geographically dispersed throughout the world. The Company’s potential clients are merchants and businesses that use credit card processing services to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. Spectre’s gateway services are a necessary function of any business that accepts payment from e-commerce businesses, typically via Internet based shopping carts.

The Company’s primary market focus is businesses that generate high volumes of electronic payment transactions. The Company’s prospective and current merchant clients operate in a variety of industries that include online and offline retail, travel and service companies, like insurance, taxi, tour and shipping companies. The Company’s clients enter into a contract to use the Company’s gateway services. Each contract is in effect for a period of one year. The terms of a contract are binding, and good until cancelled, as long as a merchant utilizes Spectre’s gateway. Once activated, Scepter’s clients are likely to continue using the Company’s gateway service, because (1) the administrative work required to change credit card processors is onerous, and (2) the Company offers efficient and affordable services that are difficult for small and medium merchants to find at competitive prices from other providers.

--- REVENUE MODEL.

Currently, Spectre provides credit card processing services to approximately five merchant clients. Management intends to add two additional clients to the roster by the end of fiscal 2007. Based on recent performance, management believes that total revenues will increase as the Company adds new merchant clients and experiences a resultant growth in transaction volumes.

Spectre’s merchant business provides it with a tremendous opportunity for revenue growth. The Company offers web based credit card processing for small and medium sized merchants at competitive prices. The bigger credit card processors, such as banks, operate a business that is based on size of transaction volumes that are typically conducted by much larger organizations. Many credit processing services charge a discount rate as high as 6% and $1.00 per gateway transaction. Spectre, on the other hand, typically works with a discount rate as low as 2.0% and a gateway transaction of $0.05 per transaction, thereby making the Company’s services competitive for and attractive to smaller clients.

Spectre’s revenue is based on the processing of credit card transactions. The Company earns a fee for every transaction that is processed through its gateway. Spectre also earns a fixed percentage of the discount rate that is charged to merchants for each credit card transaction processed through its gateway. (For greater detail regarding transaction fees see “Compensation for Credit Card Processing”below)

The Company plans to increase its client base, and revenue, in the 2007 and 2008 fiscal years. On a monthly basis, the Company is currently targeting and is on track to process approximately $100,000.00 USD in credit card transactions. The Company’s goal is to process up to $1,000,000 USD per month by the end of the 2007 fiscal calendar year. Management believes that revenue of this magnitude can be realized, because the Company’s business model is based on a recurring revenue stream, and the business of its merchant clients continues to grow steadily. Notably, the fees the Company charges to clients for using its gateway to process credit card transactions remains fixed, and does not change as process volumes fluctuate. This means that as gateway transaction volumes grow exponentially, so do revenues. (See MD&A, Plan of Operation, below for details regarding dollar values of total monthly transactions processed)

To grow revenues, the Company plans to increase its client base through the implementation of a targeted marketing program that will incorporate both online and offline strategies (please see Marketing Strategies below). To facilitate the implementation of its planned marketing program, the Company may, in the future, seek to raise additional financing through private placements and the public market. At present, the Company believes that it has sufficient capital to meet its business objectives for the next twelve months. (See MD&A, Plan of Operation, below for details regarding dollar values of total monthly transactions processed)

PROCESSING AND TRANSACTION FEES

--- PROCESSING A TRANSACTION.

Utilizing one of the many methods of access to the Company’s gateway, the merchants' systems contact the Company's host server to receive credit card authorizations for accounts that are subsequently electronically verified for credit validation and other security considerations by the Company’s processor. Once verified, electronic files are transmitted to the major credit card organizations from which funds are then transferred from the card issuing bank to Spectre’s processor. The processor then pays the merchant for the goods purchased, Spectre a portion of the discount fee for gateway services, and secures a portion of the discount fee for its part in processing the transaction.

--- COMPENSATION FOR CREDIT CARD PROCESSING.

Functioning like an electronic utility, Spectre earns a steady stream of transaction and processing fees from merchant/customer transactions. Spectre earns revenue from three sources: (1) a percentage of the discount rate charged by the credit card processor, (2) a flat fee on each transaction for use of the gateway, and (3) a contractually agreed upon monthly fee of as low as $5 for its gateway services. The discount rate is expressed as a percentage of the amount to be processed. Once set, this percentage is deducted from the amount of each transaction submitted by the merchant to the processor, and the net amount is deposited into the merchant's bank account. For example, the discount rate is 2.5%, of which 1.9% is paid to the card issuer - typically a card sponsoring bank. The remaining .6% is split between the processor and Spectre, the marketing partner. The processor earns 60% of the 0.6% for its processing service and Spectre receives 40% for the use of its gateway. Spectre also charges a flat fee per gateway transaction - typically $0.25 -- or an amount for the gateway transaction that has contractually been agreed upon with the merchant, above the revenue it earns from the discount rate. In addition, Spectre charges clients a monthly fee as low as $5 for its gateway services.

--- SERVICES.

The Company facilitates the processing of credit card transactions through its GlobalPayNET brand located on the Internet at www.globalpaynet.com. Spectre’s gateway simplifies credit card transaction processing for merchants, because the Company’s system aggregates all transactional information, allowing merchants to access information from one source rather than monitor many accounts. The Company believes the Internet offers the most logical, low-cost method of providing such information aggregation services.

--- COST EFFECTIVE AND CONVENIENT FOR SMALL MERCHANTS.

Spectre allows clients to abandon expensive frame relay or ATM solutions and move to an inexpensive, reliable and sustainable TCP/IP based solution. In addition, our system allows clients to access and utilize state-of-the-art technology on the backend, without having to go out and buy it. Importantly, GlobalPayNET offers clients the convenience of electronic payment solutions and account access via web-enabled devices that can access the Internet.

A GlobalPayNET account gives the Company’s clients online access to all their account information. With a feature-rich user interface and reporting features, all aspects of their account history can be accessed from any internet browser (including cell phones and web enabled PDAs). Importantly, GlobalPayNET employs a team of experts versed in all major programming languages and scripts. From C# to Java, Linux to Windows, the Company’s programmers have the experience and expertise to empower client’s applications and ensure that all electronic transactions are secure.

--- ACCOUNT MANAGEMENT SOLUTIONS FOR WEB-ENABLED DEVICES.

At present, the Company accommodates many different "point-of-interaction" entry methods and intends to increase the number of "point-of-interaction" entry methods, in the future, in order to build the credit card processing services business and to leverage the growth of gateway revenues for the Company. The Company anticipates that merchants will increasingly see the Internet as an important and valuable tool for marketing, and as a way to facilitate direct purchase activity, commonly referred to as "e-Commerce". Accordingly, Spectre designed a merchant gateway based on standard hardware devices and common Internet based protocol to facilitate access from many different web-enabled devices. As such, the Company’s gateway services are currently accessible by a wide range of web-enabled devices, including point-of-sale (POS) terminals, PCs, and soon, wireless devices including cell phones, PDAs, BlackBerrys and Wireless Magcard Readers. With Spectre’s gateway, Shopping cart integration, digital certificates and digital IDs are included in the service.

--- OUR NETWORK INFRASTRUCTURE UTILIZES STATE-OF-THE-ART TECHNOLOGY.

With our system, clients are assured of security and reliability. Clients access our gateway via an Application Integration Platform (AIP) that combines front-end application, content maintenance and application business logic management under an open-software-architecture and a single interface. Management believes the Company’s gateway is unique in the number of methods of access it allows (SSL via APIs that are Java, C# or HTML based), and in its ability to support each merchant through one vertically integrated source. In most competitive instances, such services are performed by different parties and, as a consequence, merchants can easily become frustrated when trying to solve problems because they may not be able or know how to contact the right party. The Company believes its commitment to maintaining a common customer support option that serves all processing divisions is a distinctive advantage to merchants over competitor services.

The Company’s technology is designed to allow its clients to gain access to its gateway from a variety of devices and systems. The Company gateway interface to its internal transaction processing system accepts transactions via Transmission Control Protocol/Internet Protocol (TCP/IP). The Company deploys a Compaq 1U Server that it owns outright. The Company uses Apache Tomcat, Sybase, Oracle and MS SQL for its application servers to give clients flexible and broad access to the gateway interface via a number of different technologies. The Company utilizes Secure Sockets Layer (SSL) and 128 bit encryption to keep data secure. The Company’s business logic is written in Java. The Company utilizes a Cisco PIX VPN firewall for security. The security of the Company’s network is regularly tested by the processor, on an unscheduled basis, to determine if the network is vulnerable to security breaches and failures, and is certified by the processor as secure, if problems are not detected.

Security of credit card numbers transmitted over the Net has been a recurring question. Serious concern exists in the credit card processing industry about unscrupulous access to a customer's credit card number when it is presented over the Net.

--- SECURITY: SECURE SOCKETS LAYER (SSL).

To ensure that our merchant clients have a secure payment process, our credit card processing services are supported by a systems infrastructure that utilizes state of the art encryption. Spectre’s gateway utilizes a secure sockets layer so that connections and information are secure from outside inspection and 128-bit encryption to make information unreadable as it passes over the Internet for all electronic transactions that we process.

The reason SSL is so important is because, without encryption, anyone with access to the data pipeline can access and read the information as plaintext. Secure Sockets Layer (SSL) is a protocol that supplies secure data communication through data encryption and decryption. In use for years, SSL enables communications privacy over online networks. SSL provides a layer of security to any sensitive data and has been incorporated into almost all facets of online communication. Web stores, online banking, web-based email sites, and more use SSL to keep data secure.

MARKETING

Spectre’s mission is to become a recognized leader in online gateway processing for small to medium sized companies. Accordingly, management intends to expand our direct sales and marketing operations in order to increase market awareness of our products, market our products to a greater number of businesses and generate increased revenues.

The Internet is a key component of the Company’s marketing strategy because it is the primary channel the Company employs to conduct its business. As such, the Internet plays a significant role in the Company’s marketing strategy. The Company’s primary market focus is businesses that generate high volumes of electronic payment transactions. The Company intends to administer a comprehensive, targeted marketing program to create value for clients and shareholders, by building a solid business that generates recurring revenues over time.

--- INTERNET ADDRESS: UNIFORM RESOURCE LOCATOR.

Spectre’s GlobalPayNET is a credit card processing gateway that currently facilitates credit card clearing services to merchants 24/7 throughout the world. The Company’s online e-Commerce merchant gateway operates under the name GlobalPayNET and is located on the Internet under the Uniform Resource Locator (URL) of http://www.globalpaynet.com.

Spectre offers merchants a best-of-breed credit card processing solution at an affordable price. We create value for our clients, by offering a number of options that allow them to access their gateway and processing services, such as POS terminals and wireless devices including cell phones, PDAs, BlackBerrys and Wireless Magcard Readers. Clients that use the Company’s gateway can process and review credit card transactions over the Internet. Our unique business model allows us to be highly competitive without sacrificing quality of service, customer care and price. Most importantly, GlobalPayNET is a secure, reliable, and cost-effective credit card transaction processing service that clients can trust.

--- SPECTRE’S MARKET OPPORTUNITY.

The Internet is one of the most popular communication and marketing mediums in publication today. The Internet is a worldwide network of computers that allows individuals, governments and businesses to communicate in a variety of formats on a continuous basis. More importantly, the Internet is a growing avenue for commerce, as it allows businesses to advertise and sell their products on an international scale. Internet users are increasingly discovering the convenience of shopping online. Customers can browse or surf the Net, read product ads, and, if they choose to, purchase those products from the comfort of their businesses or homes, by using their computers, rather than commuting to a “bricks and mortar” based business to conduct the transaction.

--- INCREASING DEMAND FROM MERCHANTS FOR AN INTERNET GATEWAY.

The Company believes that the Internet will increasingly become a common tool used by business owners to facilitate the management of bank account information, transactional processing and the status of accounts receivables and accounts payables. The Internet can also benefit a business by reducing overhead costs such as lease expenses for office furniture, phone systems, copiers, fax machines. Management believes that such financial benefits will continue to motivate the adoption of broad based Internet services, like its gateway for credit card transaction processing, and further the growth of its gateway services. The Company believes that adoption of gateways will increase dramatically in the years ahead, as merchants large and small will increasingly utilize the Internet to process payments and manage their business accounts.

--- OUR MARKET NICHE: UNDERSERVED BUSINESS SEGMENTS.

Spectre’s market niche consists of small and medium sized businesses that want access to a credit card processing service that is suited to their needs. Spectre has identified a demand among small and medium sized Internet based businesses that want access to a credit card processing service that is inexpensive, easy to use and trustworthy regarding security and reliability. Spectre’s GlobalPayNET is:

•	Convenient , functionally intuitive and easy to use

•	Facilitates the management of different credit cards via one secure online account

•	Is accessible through different technologies

•	Is adaptable to legacy systems

•	Can track and manage transactions in real-time

•	Relevant and customizable

•	Is a technologically flexible and secure payment process

Spectre believes it can attract new clients and strengthen existing merchant relationships by providing greater value in a financial portal that is solely dedicated to them. Importantly, Spectre’s gateway facilitates access to credit card transaction services for independent businesses, such as retail, travel, insurance, taxi, tour and shipping companies. This potentially lucrative market for Spectre is generally overlooked by the big industry players whose processing services are expensive for smaller businesses to access via the Internet.

MARKETING STRATEGY

The Company’s primary market focus is businesses generating high volumes of electronic payment transactions. The Company intends to market and sell its products and services by pre-qualifying prospective sales leads through direct contact or market research. We intend to tailor our sales efforts to reach this market by using commissioned inside sales personnel, as well as through non-exclusive resellers that act as an external sales force. Our direct sales effort will be coordinated by a sales executive and supported by commissioned employees who function in sales capacities. Spectre will continue to analyze its sales and marketing efforts in order to control costs, increase the effectiveness of its sales force, and broaden its reach through reseller initiatives and advantageous alliances.

--- WHERE OUR CUSTOMERS GET THEIR INFORMATION.

Our customers will learn about GlobalPayNET through:

•	Word-of-Mouth
•	Internet
•	Trade shows
•	Trade publications
•	Newspapers (local and national)
•	TV and Radio

MARKETING PROMOTION

Management intends to continue developing a marketing and promotion strategy to build Spectre’s GlobalPayNET brand, grow the Company’s client base, and promote client loyalty and client retention. The Company's marketing and promotional activities are planned to primarily target a customer demographic that generates high volumes of electronic payment transactions. These activities include both offline and online advertising:

--- ONLINE ADVERTISING.

Management intends to employ targeted banner advertisement agreements with major Internet content and service providers. The Company also intends to optimize our website with the latest search engine optimization (SEO) strategies to ensure top keyword positioning in popular search engines such as Overture, Google, and MSN. Management intends to obtain pay-per-click (PPC) agreements with major Internet content and service providers, which the Company will deploy through the popular search engines to promote the GlobalPayNET brand and services.

About PPC: Also known as pay for performance or search advertising, Pay Per Click advertising gives advertisers the possibility of having their adverts appear on the Search Engine results pages of certain Search Engines. The position of the adverts is decided on a bidding system with advertisers paying more to be positioned at the top of the page. Payment is then made at this rate every time someone clicks on the link in the advert which takes them through to the advertiser's website.

The PPC model functions in the following way: when shoppers search for a particular product by inputting a key word on the internet, a list of websites or products (in the case of Froogle.com) appear on their screen. Once the shopper clicks on a link (example: our website link), the Company pays the search engines a set fee per keyword. The higher the Company bids per key word, the higher the ranking the company gets on a page, allowing users to view product by our site (in this example) more frequently.

--- ONLINE AFFILIATE PROGRAM.

The Company intends to establish an affiliate program and other initiatives aimed at increasing traffic and supporting the brand development. Under the proposed affiliate program, the Company would pay registered affiliates referral fees for sales generated via their links to the Company's Web site.

--- OFFLINE ADVERTISING.

The Company intends to use offline advertising to promote the Company’s GlobalPayNET brand through offline advertising. The Company employs offline advertising to promote both brand and specific merchandising opportunities. The Company's plan is to focus these efforts on print advertisements in trade journals that cater to a broad base of merchants. As revenues ramp up, management plans to continue to utilize additional forms of traditional offline advertising, such as television, radio, magazines, outdoor advertising and direct mail, in order to continue building our brand recognition.

--- ONLINE DIRECT MARKETING.

As the customer base grows, management will have an opportunity to collect significant data about the Company's customers. With our clients’ permission, management intends to maximize the value of this information by delivering meaningful information and special offers to customers via e-mail and other means. In addition, management intends to publish an online newsletter delivered by e-mail to subscribers in which will be highlighted important industry news and developments.

--- INDEPENDENT SALES ORGANIZATIONS.

The Company intends to generate new merchant accounts by contracting independent sales organizations. This marketing effort will be coordinated through the central office of the Company.

MARKETING MEDIUMS

The list below reflects the marketing mediums we will deploy over the next five years in order of importance and feasibility. Our goal is to allocate a marketing budget to the mediums we believe, over time, to be the most effective.

ONLINE:

•	Search Engine Optimization (SEO): The Company intends to optimize our website with the latest SEO strategies to ensure top keyword positioning in popular search engines such as Google, Yahoo, and MSN.

•
Pay-per-click: Management intends to obtain pay-per-click (PPC) agreements with major Internet content and service providers. The Company will deploy a PPC marketing strategy through the main search engines, such as Overture, Google, Yahoo, and MSN. PPC advertising gives Spectre the possibility of having its adverts appear on the Search Engine results pages when browsers initiate search preferences. Payment is then made every time someone clicks on the link in the advert which takes them through to the advertiser's website.

•
Website Banner Ads: The Company will place banner ads with websites that merchants in targeted industries. Banner Ads incorporate graphics that are placed on different websites for a fee. The fee is usually based on the number of times the ad will be seen.

ONLINE DIRECT MARKETING:

•	E-mail Campaigns: we produce targeted email blasts to lists of prospects we gather at industry events and through networking. We will use telemarketing to follow-up.

•	e-Newsletter: The Company will publish an e-Newsletter to keep our prospects and customers informed about new developments and changes to technological applications.

OFFLINE:

•	Word-of-Mouth: The Company expects that current business relationships will generate leads via word-of-mouth.

•	Sales Letters: The Company intends to mail sales letters to key decision-makers. We will start with current relationships to generate word-of-mouth leads and referrals.

•	Press Releases: The Company will write a series of targeted press releases and post them on PRNewsWire.com and similar wire services.

•	Print Collateral: The Company will create a media kit in both print and PDF format to give to prospects and mail with sales letters.

•	Trade Shows: The Company will attend industry specific trade shows to promote its products and services.

•	Co-Branding: The Company will create alliances with organizations to bundle and promote the Company’s gateway services.

•	Trade Publication Ads: The Company will strategically place advertising in publications that are targeted at retail merchants.

•	Newspaper Ads: The Company will strategically place advertising in the financial business section of local and national newspapers.

THE FOLLOWING ARE THE KEY ELEMENTS AND TACTICS OF OUR LONG-TERM BUSINESS DEVELOPMENT STRATEGY:

--- IMPROVE OUR PRODUCT OFFERINGS.

To compete effectively, and expand our market share, the Company must continually develop and introduce new products and enhancements that reflect technological developments and emerging industry standards. We plan to improve and expand our service offerings on an ongoing basis through acquisitions of complementary product lines and our internal research and development efforts.

--- EXPAND OUR OPERATIONS.

Management believe there is a significant opportunity to grow our business in the US, Canadian and European markets. To capitalize on this opportunity, we plan to form alliances with strategic partners to increase our distribution channels.

--- ACQUIRE COMPLEMENTARY BUSINESSES AND PRODUCTS.

Spectre’s growth strategy includes potential acquisitions that offer opportunities to increase our sales revenues, gross margins and market share. By acquiring technology and/or businesses that offer strategies to complement our existing services, we increase the likelihood that we can offer more services that will meet the needs of existing and potential customers, and thereby build a strong customer base more rapidly.

--- LEVERAGE EXISTING AND DEVELOP NEW STRATEGIC PARTNERSHIPS.

Management intends to build and strengthen strategic partnerships so that our partner companies will recommend our gateway services. We intend to fully support their efforts to maximize sales and plan to continue to recruit new companies as partners.

INDUSTRY OVERVIEW

--- HOW THE ELECTRONIC PAYMENTS MARKET WORKS.

The electronic payments market is comprised of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including ATM networks and retail merchant locations. The routing, control and settlement of electronic payments is a complex activity due to the large number of locations and variety of devices through which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. Increasingly, these activities are performed online and must be conducted 24 hours a day, 7 days a week.

Electronic payments software carries transactions from the transaction generators to the acquiring institutions. The software then uses regional or national switches to access the card issuers for approval or denial of the transactions. The software returns messages to the sources, thereby completing the transactions. Electronic payments software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world. The electronic payments market has expanded both domestically and internationally.

--- THE FUTURE OF WIRELESS WEB COMMUNICATIONS CONTINUES TO GROW RAPIDLY.

 The use of non-paper based forms of payment by consumers in the United States, such as credit and debit cards, has steadily increased over the past several years. According to the 2004 Federal Reserve Payments Study, the number of electronic payment transactions totaled 44.5 billion in 2003 while the number of checks paid totaled 36.7 billion. This marked the first time that electronic payment transactions in the U.S. exceeded check payments.

The mobile Internet access market will cater to 136 million people by the end of 2007, thanks to the increased mobility of the workforce and the introduction of mobile-specific applications, according to Frost & Sullivan (an international marketing consulting and training company). That's an increase from 2.9 million active subscribers in 2000.

If current growth rates are sustained, payments made by credit cards and debit cards will each exceed the number of paid checks by 2010. The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive.

Federal Reserve Studies Confirm Electronic Payments Exceed Check Payments for the First Time

Minneapolis, Minn., December 6, 2004 -- Surveys conducted by the Federal Reserve confirm that electronic payment transactions in the United States have exceeded check payments for the first time. The number of electronic payment transactions totaled 44.5 billion in 2003, while the number of checks paid totaled 36.7 billion, according to recent surveys of U.S. depository financial institutions and electronic payments organizations.

“The balance has shifted from check writing to electronic payments, and we expect this trend to continue," said Richard Oliver, senior vice president of the Federal Reserve Bank of Atlanta and the Federal Reserve Banks' product manager for retail payments. "Indeed, at current growth rates, credit cards and debit cards will both surpass checks in terms of total annual transactions in 2007. Such rapid change presents opportunities and challenges for an industry traditionally geared toward paper-based payments. The value of these surveys is that they quantify this shift and provide important insight for all industry participants.”

(From the 2004 Federal Reserve Payments Study published February 2005)

WE BELIEVE THAT THE ELECTRONIC PAYMENT PROCESSING INDUSTRY AND SPECTRE WILL BENEFIT FROM THE FOLLOWING TRENDS:

--- FAVORABLE DEMOGRAPHICS.

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. According to the Federal Reserve Survey of Consumer Finances, the percentage of households with consumers under the age of 30 years using debit cards increased from 24.5% in 1995 to 60.6% in 2001. As consumers who have witnessed the wide adoption of card products, technology, and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using electronic payment methods will comprise an increasing percentage of total consumers spending. Because of the Internet's increasing adoption rate, businesses have a growing opportunity to conduct commerce with their consumers and business partners over the Internet.

--- INCREASED ELECTRONIC PAYMENT ACCEPTANCE BY SMALL BUSINESSES.

Small businesses are a vital component of the U.S. economy and are expected to contribute to the increased use of electronic payment methods. According to the U.S. Small Business Administration, small businesses generate more than 50% of the non-farm private gross domestic product in the United States. The lower costs associated with electronic payment methods are making these services more affordable to a larger segment of the small business market. In addition, we believe these businesses are experiencing increased pressure to accept electronic payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking, and we expect many new small businesses will seek, to provide customers with the ability to pay for merchandise and services using electronic payment methods, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.

--- GROWTH IN ONLINE TRANSACTIONS.

Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet and electronic commerce. According to the U.S. Census Bureau, retail e-commerce sales for 2004 were $69.2 billion, an increase of 24% from $56.0 billion in 2003. The prevalence of the Internet makes having an online presence a basic consideration for those operating a business today. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships.

--- BLUETOOTH WIRELESS TECHNOLOGY.

The evolution and adoption of Bluetooth services will change the way business is transacted, as more individuals begin to employ wireless devices in their day-to-day operations. Bluetooth wireless technology is set to revolutionize the personal connectivity market by providing freedom from wired connections. Bluetooth provides short-range radio links for point-to-point and point-to-multi-point voice and data transfer.

A Bluetooth chip is designed to replace cables by taking the information normally carried by the cable and transmitting it at a special frequency to a receiver Bluetooth chip. Bluetooth enables users to connect to a wide range of computing and telecommunications devices without the need for proprietary cables with the gross data transfer rate at 432 Kbps for full duplex transmission, 721/56 Kbps for asymmetric transmission. Bluetooth products will provide links between mobile computers, mobile phones and other portable handheld devices, and connectivity to the Internet. The wireless connectivity will support Wireless Personal Area Networking (WPAN), Wireless Local Area Networking (WLAN) and Wireless Wide Area Networking (WWAN).

COMPETITION

The online credit card processing and e-Commerce market is new, rapidly evolving and intensely competitive. Management expects to face stiff competition in every product and service category the Company offers. Barriers to entry are minimal, and current and new competitors can launch new gateways and web sites at a relatively low cost. The Company recognizes that its competitive advantage is not founded on the uniqueness or novelty of its gateway, but is based on its ability to brand its service/product, the quality and reliability of its technology, the strength of its marketing and sales programs, and the level of customer service it makes available to clients.

Spectre believes that the principal competitive factors in our market include:

•	Brand recognition
•	ease of use of technology
•	feature-rich user interface and reporting features
•	quality and reliability of service and technology

•	multi-channel access capability
•	speed in implementing payment processes
•	price of services
•	quality of customer service

Management believes that its GlobalPayNET is a leading edge software solution that offers clients all of the factors listed above. As such, management believes that Spectre’s gateway can compete on an equal footing with the industry’s leading transaction processors.

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, Concord EFS, Inc., National Processing, Inc., and Global Payments, Inc., who serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants.

A partial list and inconclusive description of competitors includes:

Authorize.Net
Authorize.Net is a payment authorization service for online businesses. Authorize.Net offers server-based transaction processing system that enables businesses to authorize, process, and manage credit card and electronic check transactions in a real-time, online environment from any computer with an Internet connection and a Web browser.

Internet Secure
Internet Secure accepts secure credit card payments even without a secure server and can also get set up with a merchant account. Internet Secure supports VISA and MasterCard with both US and Canadian merchant accounts.

CyberCash
With the CyberCash integration, shoppers can make credit card purchases and their credit cards can be authorized and charged over the Internet. The CyberCash CashRegister software is free for merchants and can be integrated with a shopping cart application. Pricing for the CyberCash service depends on the type of service you're looking for and can be found on their website.

For the purpose of comparison, a price list for services is usually available on each company’s website. The set up and monthly fees charged by other companies who offer a gateway service comparable to Spectre’s are typically more expensive than Spectre’s. Unlike some of the offerings from other companies, with Spectre’s gateway there is no additional charge for shopping cart integration, digital certificates and digital IDs.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

Spectre’s gateway services are not dependent on the availability raw materials. As such, we do not need to purchase raw materials nor do we use or rely on outside suppliers or vendors to make our credit card processing gateway services available to merchants.

--- WE RELY ON THIRD-PARTY SOFTWARE AND APPLICATIONS.

The Company integrates third-party software as a component of our gateway infrastructure. There are inherent limitations in the use and capabilities of much of the third-party technology that we use. As a result, we face a number of challenges in integrating these technologies into our products. We would be seriously harmed if the third-party providers from whom we get our software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain this software, could result in shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

CUSTOMERS

Spectre is at an early stage of business development and, as such, derives its revenue from business transacted by a few customers. Accordingly, the Company acknowledges that it faces substantial risk due to a concentration of business from the modest number of clients that it currently serves and recognizes that the challenges relevant to building a broader, larger clientele are formidable. The Company plans to execute a comprehensive marketing and sales strategy to build its client base and alleviate its dependence on a small base of customers.

TRADEMARKS, COPYRIGHTS, PATENTS

At the present time, there are no Trademarks, Copyrights or Patents pending. However, Spectre is in the process of registering a trademark for GlobalPayNET , the Company’s Internet Based Credit Card transaction processing gateway.

Management recognizes that our continued success depends in part upon our software, related technology, and our publicly branded services. We principally rely upon a registered trademark to protect the unique identity and the commercial value of our services. There can be no assurance that the steps taken will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

GOVERNMENT APPROVAL &GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

--- REGULATORY BACKGROUND.

The Company is not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally and directly applicable to online commerce. The Company is not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. Notably, Spectre promotes best practices and ethical business conduct in relation to the Company’s corporate culture and its day-to-day operations.

As Internet use gains popularity, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Management does not contemplate providing personal information regarding the Company's customers to third parties. However, the adoption of additional consumer protection laws could create uncertainty in Web usage and reduce the demand for the Company's products and services.

Governments have and may continue to enact legislation applicable to the Company in areas such as content distribution, performance and copying, other copyright issues, network security, encryption, the use of key escrow data, privacy protection, caching of content by server products, electronic authentication or "digital" signatures, illegal or obscene content, access charges and retransmission activities. The applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is also uncertain. Export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase the Company’s cost of doing business or increase it legal exposure.

In addition, because the Company's services are intended to be made available over the Internet in multiple states and foreign countries, other jurisdictions may claim that the Company is required to qualify to do business in that state or foreign country. The Company's failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper the Company's ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to the business could have a material adverse effect on the business, results of operations and financial condition.

Management is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws that are intended to address these issues could create uncertainty in the Internet market place.

COSTS OF RESEARCH AND DEVELOPMENT ACTIVITIES

When Spectre purchased the GlobalPayNET Technology, the vendor estimated that approximately $250,000 has been spent on research and development of the technology.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

As a credit card transaction processing gateway, Spectre is not impacted by the costs and effects of compliance with environmental laws, other than the laws and regulations generally applicable to businesses. Spectre operates with a high level of respect for and promotes the protection of the environment, and is not aware of circumstances that would create any significant financial responsibility for environmental matters.

EMPLOYEES

Spectre does not employ salaried full-time or part time staff. All individuals that work for the Company are independent contractors who are compensated on a commission basis or on a contract payment basis.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

Item 2.    Properties

Spectre Technology Corporation sub-leases an office space at Suite 110, 174 Wilson Street, Victoria BC V9A 7N7, Canada on a month to month basis. The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future.

Substantially all of our development hardware and software and certain of our computer hardware operations are located at Radiant Communications, at 1600 - 1050 West Pender Street, in Vancouver, B.C., Postal Code: V6E 4T3, Canada.

Item 3.    Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)  No shares of the Company’s common stock have previously been registered with the Securities and Exchange Commission (the “SEC”) or any state securities agency or authority.  The Company intends to make application to the NASD for the Company’s shares to be quoted on the OTCBB.  The application to the NASD will be made during the Commission comment period for this Form 10SB12G or immediately thereafter.  The Company’s application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended.  Inclusion on the OTCBB permits price quotation for the Company’s shares to be published by such service.

The Company is not aware of any existing trading market for its common stock.  The Company’s common stock has never traded in a public market.  There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company’s securities.

If and when the Company’s common stock is traded in the OTCBB, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the SEC.  If the Company’s shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company’s common stock and may affect the ability of shareholders to sell their shares.

(b)  Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

Equity Compensation Plans

We have no equity compensation program including no stock option plan and none are planned for the foreseeable future.

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Item 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this report. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

PLAN OF OPERATIONS

Management believe that electronic commerce (the exchange of goods and/or services electronically over the Internet) is revolutionizing businesses by providing a relatively low-cost means of distributing goods and services and expanding markets globally, increasing efficiencies, and providing better, more personalized customer services. Credit card transaction processing is vital aspect of electronic payment transactions and e-Commerce, in general, because the use of credit cards and card-not-present transactions, in particular, has played a significant role in the growth of e-commerce over the Internet. Management believes that the growth trend for electronic payment via credit cards will continue to grow for years to come. The numbers relevant to credit card processing activity confirm this, as the balance has clearly shifted from check writing to electronic payments.

The Federal Reserve confirmed that in 2003 electronic payment transactions in the United States exceeded check payments for the first time. The number of electronic payment transactions totaled 44.5 billion in 2003, while the number of checks paid totaled 36.7 billion, according to surveys of U.S. depository financial institutions and electronic payments organizations.

As consumers age, they will continue to use the payment technology to which they have grown accustomed. In addition, more consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. According to the Federal Reserve Survey of Consumer Finances, the percentage of households with consumers under the age of 30 years using debit cards increased from 24.5% in 1995 to 60.6% in 2001. The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small. In order to remain competitive, all e-businesses must utilize a credit card processor and a gateway to facilitate consumer debt transactions.

Management plan to address this opportunity by building a strong Company that is focused on growing revenue, keeping operating costs low and, importantly, generating a return for its stakeholders. To succeed management recognize that they must implement a targeted marketing plan that focuses on building brand recognition. Spectre’s marketing program is designed to identify the Company’s GlobalPayNET brand with reliable technology, functionality via a number of different technological platforms, quality of service and ease of use. The importance of brand recognition cannot be understated because barriers to entry for competitors are minimal, and current and new competitors can launch new gateways and web sites at a relatively low cost. As such, Management plans to continue to implement a targeted marketing program that incorporates online and offline strategies over the next twelve months to increase brand recognition and build its client base. (Please see “Marketing” above).

Management recognizes that the Company’s competitive edge and long-term success depend on the implementation and application of state-of-the-art technologies so that every merchant’s experience with Spectre’s gateway is seamless and productive. From its inception, the Company has utilized leading-edge technologies in the design and implementation of its gateway to ensure that clients have a best of breed solution. As such, the Company uses Apache Tomcat, Sybase, Oracle and MS SQL for its application servers to give clients flexible and broad access to the gateway interface via a number of different technologies. Management believes the Company’s gateway is unique in the number of methods of access it allows (SSL via APIs that are Java, C# or HTML based), and in its ability to support each merchant through one vertically integrated source. Importantly, the Company utilizes Secure Sockets Layer (SSL) and 128-bit encryption to keep data secure. The Company’s network is tested regularly for security breaches and failures. The Company’s network is certified by the credit card processor as a secure gateway for credit card transaction processing. As the Company grows, management intends to invest in new technologies to maintain and promote a leading edge network for their clients.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005.

REVENUE

Our net revenue amounted to $36,297 for the year ended December 31, 2006 compared to $13,184 for the year ended December 31, 2005.  All revenues were derived from transaction processing fees and the increase of revenue is due to increased transaction from our clients.

EXPENSES

Our total operating expenses for the year ended December 31, 2006 were $43,622 compared to $45,783 for the prior year.  Expenses consisted primarily of general operating expenses and professional fees. The decrease in operating expenses is mostly attributable to less legal and management fees in 2006 then in 2005.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of $7,325 for the year ended December 31, 2006 compared to a net loss of $33,499 in the prior year.  Our net loss for the year ended December 31, 2006 is attributed to accounting and legal expenses associated with our SEC filing.

LIQUIDITY

At December 31, 2006 our cash balance was $8,130 down from $83,237 in 2005. The difference in cash is attributed to using the cash to pay off current liabilities of $69,572 posted in 2005.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Market Risk

In the normal course of business, the Company is exposed to foreign currency exchange rate and interest rate risks that could impact its results of operations.

Critical Accounting Policies and Estimates

Management has identified the following policies and estimates as critical to the Company’s business operations and the understanding of the Company’s results of operations. Note that the preparation of this report requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

Revenue Recognition

SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes amounts based upon an aging schedule, historical bad debt experience, and current trends. The Company’s had $0 for allowance of doubtful accounts at December 31, 2006.

Goodwill

The Company did not attribute any value to goodwill for the year ended December 31, 2006.

 Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Recently Issued Accounting Pronouncement

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”— an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe this interpretation will have an impact on our consolidated operating results, cash flows or financial position upon adoption.

During October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

The FASB has also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As we have no plans covered by this standard, it will have no effect on our consolidated financial statements.

The SEC has issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 31, 2006. The adoption of this standard is not expected have an impact on our consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 although early adoption is permitted provided that an entity also adopts SFAS 157. We have not determined the impact this standard will have on our consolidated operating results or financial position upon adoption.

Reporting Currency

A majority of the Company’s transactions are denominated in US currency so the Company has adopted the US dollar as its functional and reporting currency.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)  No shares of the Company’s common stock have previously been registered with the Securities and Exchange Commission (the “SEC”) or any state securities agency or authority.  The Company intends to make application to the NASD for the Company’s shares to be quoted on the OTCBB. The application to the NASD has been made.

The Company is not aware of any existing trading market for its common stock.  The Company’s common stock has never traded in a public market.  There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company’s securities.

If and when the Company’s common stock is traded in the OTCBB, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the SEC.  If the Company’s shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company’s common stock and may affect the ability of shareholders to sell their shares.

(b)  Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

Equity Compensation Plans

We have no equity compensation program including no stock option plan and none are planned for the foreseeable future.

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Item 7.    Financial Statements

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Spectre Technology Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Spectre Technology Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from inception on December 30, 2004 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectre Technology Corporation as of December 31, 2006 ad 2005 and the results of its operations and its cash flows for the period from inception on December 30, 2004 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s recurring losses and minimal operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 27, 2007

 2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

SPECTRE TECHNOLOGY CORPORATION
BALANCE SHEET
(Stated in US Dollars)

	December 31	December 31
	2006	2005
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,130	$83,237
Loans Recievable	$2,727	$2,727
Total Current Assets	$10,857	$85,964

FIXED ASSETS
Net Property and Equipment	$1,724	$1,724
Depreciation of Property and Equipment	$(246)	$(123)
Software	$10,000	$10,000
Depreciation of Software	$(3,334)	(1,667)
TOTAL FIXED ASSETS	$8,144	9,934

TOTAL ASSETS	$19,001	$95,898

CURRENT LIABILITIES
Total Current Liabilities	$-	$69,572

LONG-TERM LIABILITIES
Total Long-Term Liabilities	$500	$500

TOTAL LIABILITIES	$500	$70,072

STOCKHOLDERS' EQUITY

Common Stock: $0.001 par value
75,000,000 shares authorized: 20,000,000
shares issued and outstanding	$20,000	$20,000
Paid in Capital	$39,325	$39,325
Retained Earnings (deficit)	$(40,824)	$(33,499)
TOTAL STOCKHOLDERS EQUITY	$18,501	$25,826

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$19,001	$95,898

The accompanying notes are an integral
part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION
STATEMENT OF OPERATIONS
(Stated in US Dollars)

	For the Year Ended December 31		From Inception (December 30, 2004) to December 31
	2006	2005	2006
		(Audited)

REVENUE	$36,375	$13,184	$49,559
Cost of Good Sold	$(78)	$(900)	$(978)
	$36,297	$12,284	$48,581
EXPENSES
Bank Charges	$624	$785	$1,409
Accounting Charges	$6,090	$2,250	$8,340
Depreciation	$1,790	$1,790	$3,580
Legal & Management Fees	$14,449	$21,189	$35,638
Office Expenses	$8,055	$4,235	$12,290
Travel	$12,614	$15,534	$28,148
Total Expenses	$43,622	$45,783	$89,405

Net Income	$(7,325)	$(33,499)	$(40,824)

Basic & Diluted (loss) per Share	(0.00)	(0.00)	$0

Weighted Average Number of Shares Outstanding	20,000,000	20,000,000	$20,000,000

The accompanying notes are an integral
part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION
STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	For the Year Ended December 31		From Inception (December 30, 2004) to December 31
	2006	2005	2006
		(Audited)
CASH FLOWS FROM INVESTING OPERATING ACTIVITIES

Net Income	$(7,325)	$(33,499)	$(40,824)
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	$1,790	$1,790	$3,580
Customer Deposits	$(69,572)	$69,572	$-
Net Cash Provided By (Used in) Operating Activities	$(75,107)	$37,863	$(37,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	$-	$(10,000)	$(10,000)
Furniture & Equipment	$-	$(1,724)	$(1,724)
Net Cash Provided By (Used in) Investing Activities	$-	$(11,724)	$(11,724)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans Receivable	$-	$(2,727)	$(2,727)
Loan From Shareholders	$-	$500	$500
Share Capital	$-	$59,325	$59,325
Net Cash Provided By (Used in) Financing Activities	$-	$57,098	$57,098

CASH AND CASH EQUIVELENTS AT BEGINNING OF PERIOD	$83,237	$-	$-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILENTS	$(75,107)	$83,237	$8,130
CASH AND CASH EQUIVELENTS AT END OF PERIOD	$8,130	$83,237	$8,130

The accompanying notes are an integral
part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (December 30, 2004) to December 31, 2006
(Stated in US Dollars)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit	Equity
			Capital

Net (Loss) for period
Balance, December 31, 2004	0	0	0	$-	$-

Common shares issued for cash at $0.001 per share	19,325,000	19,325			$19,325
Common shares issued for cash at $0.02 per share	500,000	500	9,500		10,000
Common shares issued for cash at $0.1 per share	50,000	50	4,950		$5,000
Common shares issued for cash at $0.2 per share	125,000	125	24,875		25,000
Net (Loss) for period				$(33,499)	$(33,499)
Balance, December 31, 2005	20,000,000	20,000	39,325	$(33,499)	$25,826

Net (Loss) for period				$(7,325)	$(7,325)
Balance, December 31, 2006	20,000,000	20,000	39,325	$(40,824)	$18,501

The accompanying notes are an integral
part of these financial statements.

SPECTRE TECHNOLOGY CORP
Notes to the Financial Statements
For the Year ended December 31, 2006
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on December 30, 2004.

The Company owns a proprietary merchant solution provider called GlobalPayNET and branded it as GlobalPayNET IP Gateway in September 2006. Clients of Spectre can use the companies GlobalPayNET IP Gateway to process their credit card transactions and use all of the companies data centre functions. These include transaction processing services, such as electronic credit card authorizations, electronic fund transfers management, and use of the companies Internet software and related communication networks that are involved in providing transaction processing services

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c. Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is

SPECTRE TECHNOLOGY CORP
Notes to the Financial Statements
For the Year ended December 31, 2006
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 34% estimated tax rate by the items making up the deferred tax account, the NOL. The total valuation allowance is a comparable amount.

d.	Foreign currency translation

Foreign currency transactions are recorded at the rate of exchange on the date of the transaction. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are reported using the closing exchange rate. Exchange differences arising on the settlement of transactions at rates different from those at the date of the transaction, as well as unrealized foreign exchange differences on unsettled foreign currency monetary assets and liabilities, are recognized in the income statement.

Unrealized exchange differences on non-monetary financial assets (investments in equity instruments) are a component of the change in their entire fair value. For a non-monetary financial asset unrealized exchange differences are recognized in the income statement. For non-monetary financial investments unrealized exchange differences are recorded directly in Equity until the asset is sold or becomes impaired.

e. Use of Estimates

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

f. Assets

As of December 31, 2006, the Company’s current assets are composed of cash and equivalents for $8,130 and a loan the Company issued for $2,727 to Globus Media Ltd. The terms of the loan include a 180 days period commencing October 14th, 2005 with an interest rate of 5 percent per annum. This loan is referred to as “Loans Receivable” in the asset section of the Balance Sheet statement. The loan has been renewed for an additional 18 months, maturity date April 14, 2008. There will be no extensions to this loan and payment is expected before the maturity of the loan.

Fixed assets represent net property and equipment for $1,724, and software for $10,000.

Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives for computer equipment and software range from two five years, and furniture and equipment range from one to five years.

g. Income
SPECTRE TECHNOLOGY CORPORATION
BALANCE SHEET

	December 31	December 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,130	$83,237
Loans Receivable	$2,727	$2,727
Total Current Assets	$10,857	$85,964

FIXED ASSETS
Net Property and Equipment	$1,724	$1,724
Depreciation of Property and Equipment	$(246)	$(123)
Software	$10,000	$10,000
Depreciation of Software	$(3,334)	(1,667)
TOTAL FIXED ASSETS	$8,144	9,934

TOTAL ASSETS	$19,001	$95,898

CURRENT LIABILITIES
Total Current Liabilities	$-	$69,572

LONG-TERM LIABILITIES
Total Long-Term Liabilities	$500	$500

TOTAL LIABILITIES	$500	$70,072

SPECTRE TECHNOLOGY CORP
Notes to the Financial Statements
For the Year ended December 31, 2006
(Stated in US Dollars)

STOCKHOLDERS' EQUITY

Common Stock: $0.001 par value
75,000,000 shares authorized: 20,000,000
shares issued and outstanding	$20,000	$20,000
Paid in Capital	$39,325	$39,325
Retained Earnings (deficit)	$(40,824)	$(33,499)
TOTAL STOCKHOLDERS EQUITY	$18,501	$25,826

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$19,001	$95,898

The accompanying notes are an integral
part of these financial statements.

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue totaled $36,375 for the year 2006 up from $13,184 in 2005. The total aggregate revenue from inception for the company is 49,559. Expenses for the year 2006 totaled $43,622 down from $45,783 in 2005. This was due primarily to reduced legal expenses in 2006. The total aggregate expenses since inception for the company is $89,405.

Total net loss for 2006 was $7,325 down from $33,499 in 2005. Retained loss for the company is $40,824.

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful

SPECTRE TECHNOLOGY CORP
Notes to the Financial Statements
For the Year ended December 31, 2006
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

	For the Year Ended December 31		From Inception to
	2006	2005	December 31, 2006

REVENUE	$36,375	$13,184	$49,559
Cost of Good Sold	$(78)	$(900)	$(978)
	$36,297	$12,284	$48,581
EXPENSES
Bank Charges	$624	$785	$1,409
Accounting Charges	$6,090	$2,250	$8,340
Depreciation	$1,790	$1,790	$3,580
Legal & Management Fees	$14,449	$21,189	$35,638
Office Expenses	$8,055	$4,235	$12,290
Travel	$12,614	$15,534	$28,148
Total Expenses	$43,622	$45,783	$89,405

Net Income	$(7,325)	$(33,499)	$(40,824)

h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

SPECTRE TECHNOLOGY CORP
Notes to the Financial Statements
For the Year ended December 31, 2006
(Stated in US Dollars)

	For the Year Ended December 31		From Inception to
	2006	2005	December 31, 2006

Net Income	$(7,325)	$(33,499)	$(40,824)

Basic & Diluted (loss) per Share	(0.00)	(0.00)	$0

Weighted Average Number of Shares Outstanding	20,000,000	20,000,000	$20,000,000

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

	December 31	December 31
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,130	$83,237

j. Liabilities

The long-term liabilities of $500 is capital loaned from Total Home Solutions, Inc. This loan matured on December 31, 2006 but has been extended for a period of 6 months and has an annual interest rate of 5%.

	December 31	December 31
	2006	2005

CURRENT LIABILITIES
Total Current Liabilities	$-	$69,572

LONG-TERM LIABILITIES
Total Long-Term Liabilities	$500	$500

TOTAL LIABILITIES	$500	$70,072

Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

SPECTRE TECHNOLOGY CORP
Notes to the Financial Statements
For the Year ended December 31, 2006
(Stated in US Dollars)

As of December 31, 2006, there are Twenty Million (20,000,000) shares issued and outstanding for a total of $59.325.

In January of 2005 the company issued 19,325,000 common shares at a value of $0.001 per share for a total of $19,325;

500,000 common shares at a value of $0.02 per share for a total of $10,000;

50,000 common shares at a value of $0.01 per share for a total of $5,000;

125,000 common shares at a value of $0.2 per share for a total of $25,000

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($40,824) for the period from December 30, 2004 (inception) to December 31, 2006 and generated revenue of $49,559 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception to the present date there has been no change or disagreement with Accountants on accounting or Financial Disclosure.

Item 8A.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures:  The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-KSB.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting:  Not Applicable

(c)           Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B.   Other Information

None.
PART III

Item 9.           Directors, Executive Officers and Corporate Governance

The name, age, and position with our company of each director and executive officer is as follows:

NAME & ADDRESSES	AGE	POSITIONS	DATE FIRST HELD

Alain Ghiai Business Address: Suite 110, 174 Wilson Street, Victoria BC V9A 7N7 Canada Residential Address: 14 Rue Du Rhone Geneve, 1204 Switzerland	39	Chairman, CEO, Secretary, Treasurer. & Director	December 30, 2004
Julius Briner Business Address: Suite 110, 174 Wilson Street, Victoria BC V9A 7N7 Canada Residential Address: 22359-47th AVE, Langley BC. V2Z 1M5 Surry, B.C. V3S 3B8 Canada	33	President	June 1, 2005

Our Articles of Incorporation provide for a Board of Directors ranging from 1 to 10 members, with the exact number to be specified by resolution of the board. All Directors hold office until the next annual meeting of the shareholders following their election and until their successors have been elected and qualified. The Board of Directors appoints Officers. Officers hold office until the next annual meeting of our Board of Directors following their appointment and until their successors have been appointed and qualified.

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

ALAIN GHIAI

Alain is the founder of Spectre Technology Corporation.  His knowledge of technology is extensive, as he has been exposed to it since 1995.  His knowledge and keen use of technology won him several articles in CRM Daily, USA Today Money section, Business Wire, and numerous other publications, including the prestigious Entrepreneur Profile Award from the San Francisco Business Times in 2003; only 52 out of the tens of thousands of private companies with sales of over US$1.0M a year qualify in this award. He has also recently been featured in The Province of BC newspaper with a full profile (May 2005), The Wall Street Journal’s Special Report: Technology Section as an expert on online commerce in the USA and Europe (May 2005) and numerous interviews with Bloomberg and other news services worldwide.

Alain also founded E-Shopping Technologies Inc., Globex Card Ltd., Globex Payment Systems Ltd., Globus Media Ltd. And Globus Communications Ltd., all companies operating in the online commerce, software development, internet hosting and media and fields in various the USA, Canada and Europe. Using the experience gained in his career and economy of scales, Ghiai plans to use existing partnerships in the USA, Canada and Europe and cost effective modes to take Spectre Technology profitable in less than 36 months.  Alain’s online commerce experience prompted him to gather his technology team and establish Spectre Technology as an online payment processing platform, using existing customer based networks and a vast array of contacts in the USA, Canada and Europe.  He is currently the Chairman of Spectre Technology Corporation. His approach to technology and service, coupled with his drive to perfection and relentless hard work ethics make him a valuable asset.

Alain holds a B of ARCH degree in Architecture from Pratt Institute in New York and the California College of Arts and Crafts in San Francisco with 2 other emphasis on structural engineering and urban planning.  He is a citizen of Belgium and a resident of Switzerland.

JULIUS BRINER

Julius Briner is an IT professional with 10 years of experience in the IT and Business industry.  He has successfully managed numerous teams over a variety of projects.  Specifically his IT related work has been in the retail and financial industries.  This included working on Fincentric’s I-WealthView, a web enabled banking, insurance, and brokerage system.  Additional projects included designing and integration of an accounting and financial system.  Julius has also worked on multiple ecommerce projects for a variety of companies selling various online products including groceries, music, and software.

Julius has also run his own consulting firm providing IT related services for clients.    These services included business and systems analysis, requirement gathering, software development and software integration services.

Julius graduated from the University of British Columbia with both a degree in Computer Science and a MBA. Currently, Julius works as a partner at Briner Group and is responsible for developing the corporate strategy and business model of Briner Group.

No director, officer or affiliate of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

The Company has not compensated any director for service on the Board of Directors or any committee thereof. The Company currently does not have any standing committees.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of the affairs of the Company. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the Board is elected by the stockholders who have the ultimate say, by virtue of their voting rights, in who represents them on the Board. There are no agreements or understandings for any officer or Director to resign at the request of another person and none of the current offers or Directors are acting on behalf of, or will act at the direction of any other person.

SIGNIFICANT EMPLOYEES

The Company uses independent contractors who are compensated on a commission or contract basis, and does not currently have any employees.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

During the last five (5) years none of our directors or officers has:

1.
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2006, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. This disclosure is based on a review of the forms submitted to the Company during, and with respect to, its fiscal year ended December 31, 2006.

Audit Committee

The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert. The Company does not presently plan to establish an audit committee. However, if an audit committee is established, the Registrant will make the proper disclosures on Form 8-K.

Item 10.       Executive Compensation

REMUNERATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation of Directors

Directors serve without compensation and there are no standard or other arrangements for their compensation.

Currently there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director or executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

There are no agreements or understandings for any Director or executive officer to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Officers

Officers serve without compensation and there are no standard or other arrangements for their compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Officer for all services rendered in all capacities to us for the fiscal periods indicated.

The table below summarizes all compensation awarded to, earned by, or paid to our Officer for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Fiscal Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Awards ($)	Securities Underlying Options/SARS (#)	LTIP Payouts ($)
Alain Ghiai, Chairman, CEO, Secretary, Treasurer. & Director	2005 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Julius Briner, President	2005 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares,Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Alain Ghiai	—	—	—	$—	—	—	—	—	—

Julius Briner	—	—	—	$—	—	—	—	—	—

Employment Agreements

Currently, we do not have any written employment agreements.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2006.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class

Common Stock	Alain Ghiai 14 Rue du Rhone Geneve 1204 Switzerland	1,478,000	7.39%
Common Stock	Briner Group Holdings, Inc. Suite 510 - 999 W. Hastings St. Vancouver, BC, Canada Beneficial Owner: Julius Briner	1,220,000	6.1%
Common Stock	Maisonette Group SA 14 Rue du Rhone Geneve 1204 Switzerland Beneficial Owner: Alain Ghiai	1,125,000	5.6%
Common Stock	Renovatio Media Group SA 14 Rue du Rhone Geneve 1204 Switzerland Beneficial Owner: Alain Ghiai	3,500,000	17.5%
Common Stock	Maisonette International Enterprises Ltd. Suite 110, 174 Wilson Street, Victoria BC V9A7N7 Canada Beneficial Owner: Public Company controlled by Alain Ghiai	2,500,000	12.5%

No other person is the beneficial owner of more than five percent of any class of the Company’s voting securities.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(2) of SEC Regulation S-B, as of the close of business on December 31, 2006.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class

Common Stock	Alain Ghiai 14 Rue du Rhone Geneve 1204 Switzerland	1,478,000	7.39%
Common Stock	Briner Group Holdings, Inc. Suite 510 - 999 W. Hastings St. Vancouver, BC, Canada Beneficial Owner: Julius Briner	1,220,000	6.1%
Common Stock	Maisonette Group SA 14 Rue du Rhone Geneve 1204 Switzerland Beneficial Owner: Alain Ghiai	1,125,000	5.6%
Common Stock	Renovatio Media Group SA 14 Rue du Rhone Geneve 1204 Switzerland Beneficial Owner: Alain Ghiai	3,500,000	17.5%
Common Stock	Maisonette International Enterprises Ltd. Suite 110, 174 Wilson Street, Victoria BC V9A7N7 Canada Beneficial Owner: Public Company controlled by Alain Ghiai	2,500,000	12.5%

Item 12.   Certain Relationships and Related Transactions
As of the date of this prospectus, other than the two transactions described below, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

•	our Directors or Executive Officers;
•	any nominee for election as a Director;
•	any principal security holder identified in the preceding “Security Ownership of Management and Certain Security Holders” section; or
•	any relative or spouse, or relative of such spouse, of the above referenced persons.

(1) Liabilities

The Company entered into an agreement with E-Shopping Technologies Inc., F.K.A.Total Home Solutions, Inc for a loan of $500. E-Shopping Technologies Inc. is controlled by Alain Ghiai.

(2) Assets

The Company granted a loan to Globus Media Ltd for $2,727. Globus Media Ltd. is controlled by Alain Ghiai. The terms of the loan include a 180 days period commencing October 14th, 2005. This loan is referred to as “Loans Receivable” in the asset section of the Balance Sheet statement. The loan has been renewed for an additional 18 months, maturity date April 14, 2008.

Item 13.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 10SB12G filed on January 31, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

Item 14.   Principal Accounting Fees and Services

During the year ended December 31, 2006, we engaged Moore and Associates Chartered as our independent auditor.  For the year ended December 31, 2006, we were billed by Moore and Associates Chartered aggregate fees as discussed below.

•
Audit Fees:  Fees for audit services totaled $10000 and $8000 in 2006 and 2005, respectively, including fees associated with the preparation of our registration statement, consents and the review of this report.

•	Audit-Related Fees: Fees for audit-related services totaled approximately $6000 and $2000 in 2006 and 2005, respectively. Audit-related services principally included accounting consultations.

•	Tax Fees: We did not engage Moore and Associates Chartered, for any tax related services during 2006 or 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2007.

SPECTRE TECHNOLOGY CORP., a Nevada Corporation
By:
/s/ Alain Ghiai Alain Ghiai Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with Spectre Technology Corp. and on the dates indicated.

Signature	Position	Date
/s/ Alain Ghiai Alain Ghiai	Chief Executive Officer & Chairman of the Board	March 30, 2007

/s/ Julius Briner Julius Briner	President	March 30, 2007