Form 10QSB
period 2007-03-31
Spectre Technology CORP
filed 2007-05-15
CIK 1344807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2007

Commission file number:   000-51769

SPECTRE TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0458087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 110, 174 Wilson Street, Victoria BC	V9A 7N7
(Address of principal executive offices)	(Zip Code)

(250) 294-0101

(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the issuer was  required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest  practicable  date:  20,000,000  Shares of Common Stock, $0.001 par value, outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

Spectre Technology Corporation

Board of Directors

We have reviewed the accompanying balance sheet of Spectre Technology Corporation as of March 31, 2007, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Spectre Technology Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Moore & Associates, Chartered

Las Vegas, Nevada

May 11, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

SPECTRE TECHNOLOGY CORPORATION
(A Development Stage Company)
INTERIM
BALANCE SHEET
(Un-audited)
Stated in US Dollars

	March 31	December 31
	2007	2006
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 5,185	$ 8,130
Loans to third party	2,727	2,727
Total current assets	7,912	10,857

FIXED ASSETS
Net property and equipment	1,724	1,724
Depreciation of property and equipment	(277)	(246)
Software	10,000	10,000
Depreciation of software	(3,751)	(3,334)
TOTAL FIXED ASSETS	7,696	8,144

TOTAL ASSETS	15,608	19,001

CURRENT LIABILITIES
Total current liabilities	-	-

LONG-TERM LIABILITIES
Shareholders' loan	10,491	500
Total long-term liabilities	10,491	500

TOTAL LIABILITIES	10,491	500

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value
75,000,000 shares authorized: 20,000,000
shares issued and outstanding	20,000	20,000
Paid in capital	39,325	39,325
Retained earnings (deficit)	(54,208)	(40,824)
TOTAL STOCKHOLDERS EQUITY	5,117	18,501

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	15,608	19,001

The accompanying notes are an integral
part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION
(A Development Stage Company)
INTERIM
STATEMENT OF OPERATIONS
(Un-audited)
Stated in US Dollars
	For the three Months Ended March 31		From Inception (December 30, 2004) to
	2007	2006	March 31, 2007

REVENUES
Sales	$ 992	$ 6,387	$ 50,551
Cost of goods sold	-	(78)	(978)
	992	6,309	49,573
EXPENSES
Bank charges	195	96	1,604
Accounting charges	2,122	-	10,462
Depreciation	448	448	4,028
Marketing	1,075		1,075
Legal & management fees	8,506	12,000	44,144
Administrative expenses	28	4,479	12,318
Meals & travels	2,002	5,231	30,150
Total expenses	14,376	22,254	103,781

Net income	(13,384)	(15,945)	(54,208)

Basic & diluted (loss) per share	(0.00)	(0.00)	(0.002)

Weighted average number of shares outstanding	20,000,000	20,000,000	19,259,259

The accompanying notes are an integral
part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION
(A Development Stage Company)
INTERIM
STATEMENT OF CASH FLOWS
(Un-audited)
Stated in US Dollars

	For the three Months Ended March 31		From Inception to
	2007	2006	March 31 2007
			(Audited)
CASH FLOWS FROM INVESTING OPERATING ACTIVITIES

Net income	$ (13,384)	$ (15,945)	$ (54,208)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	448	448	4,028
Accounts receibable	-	-	2,727
Customer deposits	-	(39,411)	-
Net cash used in operating activities	(12,936)	(54,908)	(50,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	-	-	(10,000)
Furniture & equipment	-	-	(1,724)
Net cash used in investing activities	-	-	(11,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to third party	-	-	(2,727)
Loan from shareholders	9,991	-	10,491
Common stock $0.001 par value; 20,000,000 issued and outstanding	-	-	20,000
Additional paid-in capital	-	-	39,325
Net cash provided by financing activities	9,991	-	67,089

CASH AND CASH EQUIVELENTS AT BEGINNING OF PERIOD	8,130	83,237	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILENTS	(2,945)	(54,908)	5,185
CASH AND CASH EQUIVELENTS AT END OF PERIOD	5,185	28,329	5,185

The accompanying notes are an integral
part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (December 30, 2004) to March 31, 2007
(Un-audited)
Stated in US Dollars

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit	Equity
			Capital

Net (loss) for period				$ -	$ -
Balance, December 31, 2004	-	-	-	-	-

Common shares issued for cash at $0.001 per share	19,325,000	19,325			19,325
Common shares issued for cash at $0.02 per share	500,000	500	9,500		10,000
Common shares issued for cash at $0.1 per share	50,000	50	4,950		5,000
Common shares issued for cash at $0.2 per share	125,000	125	24,875		25,000
Net (loss) for period				(33,499)	(33,499)
Balance, December 31, 2005	20,000,000	20,000	39,325	(33,499)	25,826

Net (loss) for period				(7,325)	(7,325)
Balance, December 31, 2006	20,000,000	20,000	39,325	(40,824)	18,501

Net (loss) for period				(13,384)	(13,384)
Balance, March 31, 2007	20,000,000	20,000	39,325	(54,208)	5,117

The accompanying notes are an integral
part of these financial statements.

SPECTRE TECHNOLOGY CORPORATION

(A Development Stage Company)

Notes to the Financials Statements

From Inception (December 30, 2004) to March 31, 2007

(Un-audited)

Stated in US Dollars

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

SPECTRE TECHNOLOGY CORPORATION

(A Development Stage Company)

Notes to the Financials Statements

From Inception (December 30, 2004) to March 31, 2007

(Un-audited)

Stated in US Dollars

e.

Assets

The company issued  in 2005 a loan for $2,727 to Globus Media Ltd.  The terms of the loan include a 180 days period commencing October 14th, 2005 with an interest

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

rate of 5 percent per annum. This loan is referred as “Loans to third party” in the asset section of the Balance Sheet statement. The loan is automatically renewed every 6 months.

f.

Property and Equipment

The Company’s property and equipment is comprised of computers, software and office furniture. The property and equipment are depreciated over the estimated life of 5 years using the straight-line method.

g.

Income

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue totalled $49,573 on aggregate, $992 for the three months ended March 31, 2007 compared to $6,387 for the period ended March 31, 2006. Expenses for the three months ended March 31, 2007 were $14,376, and for the three months ended March 31, 2006 were $22,254. From inception to March 31, 2007 the total expenses for the company were $103,781.

Total net income (loss) for the three month ended March 31, 2007 was ($13,384), for the three months ended on March 31, 2006 was ($15,945) and from inception (December 30, 2004) to March 31, 2007 the Company’s total income was ($54,208).

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

As of March 31, 2007 the company holds  $5,185 in cash and equivalents.

SPECTRE TECHNOLOGY CORPORATION

(A Development Stage Company)

Notes to the Financials Statements

From Inception (December 30, 2004) to March 31, 2007

(Un-audited)

Stated in US Dollars

                  j.

Liabilities

Long–term liabilities are composed of $500, which represents capital loaned from Total Home Solutions, Inc. This loan matured on December 31, 2006, was automatically renewed and has an annual interest rate of 5%.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On March 15, 2007 the company received a $9,991 loan from the shareholders. As of March 31, 2007 the Company’s total liabilities were $10,491.

k.

Unaudited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial

Statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the  "Exchange Act").  These forward-looking statements involve risks and uncertainties, including statements regarding Spectre Technology Corporation’s (the "Company") capital needs, business strategy and expectations.  Any statements contained herein that are not statements of  historical  facts  may be deemed to be forward-looking statements.  In some cases, you can identify  forward-looking statements by terminology such as "may",  "will",  "should",  "expect",  "plan", "intend",  "anticipate",   "believe",  "estimate",   "predict",  "potential"  or "continue",  the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company’s actual results to differ materially from any forward-looking statement.  The  Company  disclaims  any  obligation  to publicly  update  these statements,  or disclose  any  difference  between its actual  results and those reflected  in these  statements.  The information constitutes  forward-looking statements within the meaning of the Private Securities Litigation Reform Act of

1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Spectre Technology  Corporation unless otherwise indicated.

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

Discussion of Operations

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

Results of Operations for the three months Ended March 31, 2007

Over the last three months we have earned $992 in revenue.  Included over the same three months period we incurred expenses of $14,376 for a operating loss of $5,348.  The directors were paid $Nil for management services.  Most of these expenses are associated with the filing of our various reports of the Securities and Exchange Act of 1934.  We anticipate our operating expenses will increase as we develop new business.

Net Loss

We  incurred  a loss in the  amount of $54,208  for the  period  from  inception (December  30,  2004) to  March 31, 2007.  Our loss was attributable to operating expenses.

Liquidity and Financial Condition

We had cash on hand of $5,185 as of March 31, 2007.  Since inception, we have used our common stock to raise money for business development and corporate expenses. Total amount raised since inception is $59,325.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal  proceedings  and to our knowledge,  no such proceedings are threatened or contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity during the fiscal quarter ended March 31, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

We were not in default under any senior security during the fiscal quarter ended March 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security  holders for a vote during the fiscal quarter ended March 31, 2007.

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
32.1

Certification  by Chief Executive  Officer required by Rule 13a-14(b) or Rule  15d-14(b)  of the  Exchange  Act and Section 1350 of Chapter 63 of Title 18 of the United States Code,  promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2

Certification by Chief Financial Officer,  required by Rule 13a-14(b) or Rule  15d-14(b)  of the  Exchange  Act and Section 1350 of Chapter of Title 18 of the United States Code,  promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(1) Filed with the SEC as an exhibit to our Form 10-SB Registration Statement originally filed on January 31, 2006, as amended.

REPORTS ON FORM 8-K

No 8K forms have been filed to date.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE TECHNOLOGY CORPORATION

Date: May 15, 2007
	By:	/s/ Alain Ghiai
Alain Ghiai
Chief Executive Officer