Form 10QSB
period 2007-06-30
Spectre Technology CORP
filed 2007-08-20
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the  Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities  Exchange Act of 1934

For the transition period __________ to __________

GLOBALPAYNET HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	000-51769	98-0458087
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Suite 110, 174 Wilson Street, Victoria BC V9A 7N7
(Address of principal executive offices)

(250) 294-0101
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the issuer was  required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. [  ] Yes  [  ] No

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [  ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date:  27,980,000 Shares of Common Stock, $0.001 par value, outstanding as of July 11, 2007.

Transitional Small Business Disclosure Format (Check one):  [  ] Yes  [  ] No

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.

(A Development Stage Company)

	2007	2006
		(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,120,373	$8,130
Loans to third party	2,727	2,727
Total current assets	6,123,100	10,857
FIXED ASSETS
Net property and equipment	8,169	1,478
Software	5,832	6,666
TOTAL FIXED ASSETS	14,001	8,144
TOTAL ASSETS	6,137,101	19,001
CURRENT LIABILITIES
Accounts payable	987	-
Total current liabilities	987	-
LONG-TERM LIABILITIES
Shareholders' loan	10,491	500
Total long-term liabilities	10,491	500
TOTAL LIABILITIES	11,478	500
STOCKHOLDERS' EQUITY
Common stock: $0.001 par value
300,000,000 shares authorized: 33,433,333 and 20,000,000 shares issued and outstanding	33,433	20,000
Paid in capital	6,819,892	39,325
Retained earnings (deficit)	(727,702)	(40,824)
TOTAL STOCKHOLDERS EQUITY	6,125,623	18,501
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	6,137,101	19,001

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A Development Stage Company)

	For the three months ended June 30		For the six months ended June 30		From inception (December 30, 2004) to
	2007	2006	2007	2006	June 30, 2007
REVENUES
Sales	$861	$414	$1,853	$6,801	$51,412
Cost of good sold	-	-	-	(78)	(978)
	861	414	1,853	6,723	50,434
EXPENSES
Licenses	154,882	-	154,882	-	154,882
Professional fees	406,124	-	406,124	-	406,124
Bank charges	677	372	872	468	2,281
Accounting charges	987	3,000	3,109	3,000	11,449
Depreciation	448	448	896	896	4,476
Marketing	-	-	1,075	-	1,075
Legal & management fees	182,861	711	191,367	12,711	227,005
Administrative expenses	4,384	114	4,412	4,593	16,702
Meals & travels	2,667	(49)	4,669	5,182	32,817
Total expenses	753,030	4,596	767,406	26,850	856,811
Other income and expenses
Translation for currency exchange gain (loss)	78,675	-	78,675	-	78,675
Net income	(673,494)	(4,182)	(686,878)	(20,127)	(727,702)
Basic & diluted (loss) per share	(0.029)	(0.00)	(0.032)	(0.00)	(0.035)
Weighted average number of shares outstanding	23,303,279	20,000,000	21,334,437	20,000,000	20,948,172

The accompanying notes are an integral part of these financial statements

GLOBALPAYNET HOLDINGS, INC.

(A Development Stage Company)

			Additional
	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Net (loss) for period				$-	$-
Balance, December 31, 2004	0	0	0	-	-
Common shares issued for cash at $0.001 per share	19,325,000	19,325			19,325
Common shares issued for cash at $0.02 per share	500,000	500	9,500		10,000
Common shares issued for cash at $0.1 per share	50,000	50	4,950		5,000
Common shares issued for cash at $0.2 per share	125,000	125	24,875		25,000
Net (loss) for period				(33,499)	(33,499)
Balance, December 31, 2005	20,000,000	20,000	39,325	(33,499)	25,826
Net (loss) for period				(7,325)	(7,325)
Balance, December 31, 2006	20,000,000	20,000	39,325	(40,824)	18,501
Net (loss) for period				(13,384)	(13,384)
Balance, March 31, 2007	20,000,000	20,000	39,325	(54,208)	5,117
Common shares issued for cash at $0.50 per share, April15, 2007	7,980,000	7,980	3,982,020		3,990,000
Common shares issued for cash at $0.5 per share, June 15, 2007	5,320,000	5,320	2,698,680		2,704,000
Common shares issued for cash at $0.75 per share, June 18, 2007	133,333	133	99,867		100,000
Net (loss) for period				(673,494)	(673,494)
Balance, June 30, 2007	33,433,333	33,433	6,819,892	(727,702)	6,125,623

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A Development Stage Company)

	For the three months ended June 30		For the six months ended June 30		From inception (December 30, 2004) to
	2007	2006	2007	2006	June 2007
CASH FLOWS FROM INVESTING OPERATING ACTIVITIES
Net income	$(673,494)	$(10,726)	$(686,878)	$(20,127)	$(727,702)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	448	448	896	896	4,476
Accounts receivable	-	-	-	-	2,727
Accounts payable	987	-	987	-	987
Customer deposits	-	(1,894)	-	(41,305)	-
Net cash used in operating activities	(672,059)	(12,172)	(684,995)	(60,536)	(722,239)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	-	-	-	-	(10,000)
Furniture & equipment	(6,753)	-	(6,753)	-	(8,477)
Net cash used in investing activities	(6,753)	-	(6,753)	-	(18,477)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans to third party	-	-	-	-	(2,727)
Loan from shareholders	-	-	9,991	-	10,491
Common stock $0.001 par value; 33,433,333 issued and outstanding	13,433	-	13,433	-	33,433
Additional paid-in capital	6,780,567	-	6,780,567	-	6,819,892
Net cash provided by financing activities	6,794,000	-	6,803,991	-	6,861,089
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,185	34,873	8,130	83,237	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,115,188	(12,172)	6,112,243	(60,536)	6,120,373
CASH AND CASH EQUIVALENTS AT END OF PERIOD	6,120,373	22,701	6,120,373	22,701	6,120,373

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Financials Statements

From Inception (December 30, 2004) to June 30, 2007

(Un-audited)

Stated in US Dollars

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on December 30, 2004.

In May of 2007 the Company filed a name change with the Nevada Secretary of State to GlobalPayNet Holdings, Inc.

The Company owns a proprietary merchant solution provider called GolbalPayNet.  By using  GlobalPayNet, clients are able to process their credit card transactions with a processor who provides all data center functions relating to transaction processing services, including electronic credit card authorizations, electronic fund transfers management, and the development of the Internet software and related communication networks that are involved in providing transaction processing services

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c.

Income Taxes

The Company prepares its tax returns on the accrual basis.  The Company has elected to file its taxes as a Corporation, whereby its profits and losses are taxed as per federal and state law.

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

e.

Foreign currency translation

The Company has adopted the US dollar as its functional and reporting currency.

In accordance with FASB/ FAS 52 paragraph 12, “All elements of financial statements shall be translated by using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet shall date shall be used. For revenues, expenses, gains and loses, the exchange rate at the dates on which those elements are recognized shall be used. Because translation at the exchange rates at the dates the numerous revenues, expenses, gains and loses are recognized is generally impractical, an appropriately weighted average exchange rate for the period may be used to translate those elements.”

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

 As of June 30, 2007 the Company holds bank accounts in US dollars (US$). Globus Payments, Ltd., a Canadian company, it’s GlobalPayNet Holdings, Inc. 100% owned subsidiary holds accounts in US dollars, Canadian dollars (CAN$) and Euros (Euro€).

The Company used the Federal Reserve Bank of New York noon rate to translate its foreign currencies accounts into US$.

On June 29, 2007 the noon rate for Euro€ was €1 (one) per US$ 1.3520; the noon rate for CAN$ was US$ 1 per CAN$ 1.0634.

f.

Assets

The Company issued in 2005 a loan for $2,727 to Globus Media Ltd.  The terms of the loan include a 180 days period commencing October 14th, 2005 with an interest rate of 5 percent per annum. This loan is referred as “Loans to third party” in the asset section of the Balance Sheet statement. The loan is automatically renewed every 6 months.

g.

Property and Equipment

The Company’s property and equipment is comprised of computers, software and office furniture. The property and equipment are depreciated over the estimated life of 10 years and the computers and software over 5 years using the straight-line method.

In May of 2007, the Company purchased furniture and equipment for $6,753.

h.

Income

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue totalled $50,434 on aggregate, $861 for the three months ended June 30, 2007 compared to $414 for the same period ended June 30, 2006. For the six months ended June 30 2007, revenue totalled $1,853 compared to $6,723 for the same period ended June 30, 2006. Expenses for the three months ended June 30, 2007 were $753,030, and for the three months ended June 30, 2006 were $4,596. For the six month ended June 30, 2007, expenses totalled $767,406 compared to $26,850 for the same period ended June 30, 2006.  From inception to June 30, 2007 the total expenses for the company were $856,811.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

Other income and expenses represent the translation for foreign currency for $78,675 for the three months ended June 30, 2007 and in aggregate.

Total net income (loss) for the three month ended June 30, 2007 was ($673,494), for the three months ended on June 30, 2007 was ($4,182); for the six month ended June 30, 2007 net income totalled ($686,878) compared to ($20,127) for the same period ended June 30, 2006. The Company’s net income from inception (December 30, 2004) to June 30, 2007 was ($727,702).

i.

Basic Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of shares outstanding during the periods covered by the financial statements.  Diluted income per shares units is equal to the basic income per unit as there are no potentially dilutive shares outstanding.

j.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

Cash and equivalents represent the Company’s and its subsidiary bank accounts. As of June 30, 2007 the Company’s cash and equivalents account was $6,120,373.

k.

Liabilities

Liabilities are divided in short-term and long-term liabilities.

Short- term liabilities represent an account payable of $987 for accounting charges which was paid on July 20, 2007.

Long–term liabilities are composed of $500, which represents capital loaned from Total Home Solutions, Inc. This loan matured on December 31, 2006, was automatically renewed and has an annual interest rate of 5%.

On March 15, 2007 the Company received a $9,991 loan from the shareholders. As of June 30, 2007 the Company’s total liabilities were $11,474.   The shareholder loan will be repaid before the end of 2007.

l.

Un-audited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial

Statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

m.

Equity

On April 15, 2007, the Company issued 7,980,000 of its common shares at $0.50 per share and entered into a binding Non-U.S. Share Private Placement and Subscription Agreement with Andorra Banc Agricol Reig, SA for an aggregate purchase price of $3,999,000

 In May of 2007 the Company filed an amendment to its articles of incorporation to increase the number of authorized shares of common stock, par value $0.001 per share (“Common Stock”) from 75,000,000 to 300,000,000 and to increase the number of authorized shares of preferred stock, par value $0.001 per share (“Preferred Stock”) from none to 5,000,000.

On June 15, 2007, the Company issued 5,320,000 of its common shares at $0.50 per share and entered into a binding Non-U.S. Share Private Placement and Subscription

Agreement with Andorra Banc Agricol Reig, SA for an aggregate purchase price of $2,704,000.

On June 18, 2007, the Company issued 133,333 shares of Common Stock at $0.75 per share and entered into a Subscription Agreement with Woodrush Ltd. for an aggregate purchase price of US$100,000.

As of June 30, 2007 there are a total of 33.433.333 common shares issued and outstanding.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($727,702) for the period from December 30, 2004 (inception) to June 30, 2007 and generated revenue of $50,434 over the same period. During the same period, the Company raised $6,853,325 through the issuance of its common stock and private placements. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These forward-looking statements involve risks and uncertainties, including statements regarding GlobalPayNet Holdings, Inc. (the "Company") capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify  forward-looking statements by terminology such as "may",  "will",  "should",  "expect",  "plan", "intend",  "anticipate",   "believe",  "estimate",   "predict",  "potential"  or "continue",  the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company’s actual results to differ materially from any forward-looking statement.  The  Company  disclaims  any  obligation  to publicly  update  these statements,  or disclose  any  difference  between its actual  results and those reflected  in these  statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of

1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean GlobalPayNet Holdings, Inc. unless otherwise indicated.

All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

Competition

The online credit card processing and e-Commerce market is a rapidly evolving and intensely competitive industry. Management expects to face stiff competition in every product and service category the Company offers. Barriers to entry are minimal, and current and new competitors can launch new gateways and web sites at a relatively low cost.  GlobalPayNet  recognizes  that its competitive advantage is not founded on the  uniqueness  or novelty of its  gateway,  but is based on its ability to brand its  service/product,  the quality and reliability of its  technology,  the strength of its marketing and sales  programs,  and the level of customer service it makes available to clients.

Consultants

The Company currently has no stock option plan.

Research and Development Expenditures

We have not incurred  any  research  or  development  expenditures  since  our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Registration Statement

During the first quarter of 2006 we have  filed a 10-SB with the  Security  and Exchange  Commission as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act.

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

Limited Operating History; Need for Additional Capital

There is little historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated significant revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the  Development of our properties, and possible cost overruns due to price and cost increases in services.

Results of Operations for the three months Ended June 30, 2007

Over the last three months we have earned $861 in revenue.  Included over the same three months period we incurred expenses of $753,030 for a operating loss of $673,494 (which included an associated gain of $78,675 as a result of a translation for currency exchange rates).  The directors were not paid for management services.  Most of these expenses are associated with professional fees of $406,124, which included commissions paid to third parties unrelated to the management or directors in the form of finder’s fees for  funds raised though equity sales in the quarter and legal and management fees of $182,861 for costs associated to the process of our intention to list on the OTCBB NASD exchange, fees associated to technology maintenance and certification costs of the GlobalPayNet platform for processing credit card and encrypted data and license fees of $154,882 for licensing expenses paid out to the core technology owner covering all of 2006 and to a third party technology.  We anticipate our operating expenses will increase as we develop new business.

Net Loss

We  incurred  a loss in the  amount of $856,811  for the  period  from  inception (December  30,  2004) to  June 30, 2007.  Our loss was attributable to operating expenses.  We expect losses to continue to accrue in the near future.

Liquidity and Financial Condition

We had cash on hand of $6,120,373 as of June 30, 2007.  Since inception, we have used our common stock to raise money for business development and corporate expenses. Total amount we have raised since inception is $6,853,325.  Given our increased expenditures related to the development of our infrastructure and portal is it difficult to estimate how long our cash on hand will sustain the business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2007, the Company entered into a binding Non-U.S. Share Private Placement and Subscription Agreement (the “Agreement”) with Andorra Banc Agricol Reig, SA (the “Subscriber”) whereby it sold 7,980,000 shares of its common stock, par value $.0001 (the “Common Stock”), for an aggregate purchase price of $3,999,000 with a per share purchase price of the Common Stock was $0.50 (the “Financing”).

In connection with the placement of this Common Stock, the Company paid a placement fee of $99,975 to each of Hans Kist, a resident of Switzerland and Hakan Wandeback, a resident of Luxemburg and an additional placement fee of $199,950 and 1,600,000 restricted shares of Common Stock to Francisco Portijello Hoyos, a resident of the United Kingdom.

On June 15, 2007, the Company entered into a binding Non-U.S. Share Private Placement and Subscription Agreement (a “Subscription Agreement”) with Andorra Banc Agricol Reig, SA whereby it sold 5,320,000 shares of its common stock, par value $.0001 (the “Common Stock”), for an aggregate purchase price of €2,000,000 (the “Andorra Sale”).  The per-share purchase price for the Andorra Sale was US$0.50.

On June 18, 2007, the Company entered into a Subscription Agreement with Woodrush Ltd. whereby it sold 133,333 shares of Common Stock for an aggregate purchase price of US$100,000 (the “Woodrush Sale” and, together with the Andorra Sale, the “Financing”).  The per-share purchase price for the Woodrush Sale was US$0.75.

In connection with the Financing, the Company paid the following placement fees:  (a) US$66,500 and 300,000 shares of Common Stock to Hans Kist, a resident of Switzerland; (b) US$66,500 and 200,000 shares of Common Stock to Hakan Wandeback, a resident of Luxembourg; and (c) US$266,000 to Francisco Portijello Hoyos, a resident of the United Kingdom.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

We were not in default under any senior security during the fiscal quarter ended June 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2007, in accordance with Section 78.390 of the Nevada General Corporation Law, the Company’s Board of Directors and a majority of the shareholders approved the following actions:

[  ]  a name change of the Company from Spectre Technology Corp.. to GlobalPayNet Holdings, Inc.;

[  ]  an increase in the authorized number of shares of common stock from 75,000,000 shares to 300,000,000 shares; and

[  ]  an increase in the authorized number of shares of preferred stock from none to 5,000,000 shares.

On May 22, 2007, an information statement containing detailed descriptions of the above actions was filed with the U.S. Securities and Exchange Commission and distributed to all the Company’s shareholders.  After the expiration of the required 30-day waiting period, the Company proceeded to formally effect the changes by filing appropriate documents with the Nevada Secretary of State.

On June 18, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State reflecting the name change and the increase in the authorized number of shares of common stock. However, at the time of filing, it was determined that the Company had previously filed Articles of Amendment increasing the number of authorized shares of preferred stock from none to 5,000,000.  These Articles of Amendment were filed on April 4, 2007 and also designated the rights, preferences and privileges of a new series of preferred stock known as Class B Preferred Stock.  No shares of Preferred Stock have been issued by the Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles of Incorporation(2)
3.3	Articles of Amendment to Articles of Incorporation(2)
3.2	Amended Bylaws(1)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32

Certification  by Chief Executive  Officer required by Rule 13a-14(b) or Rule  15d-14(b)  of the  Exchange  Act and Section 1350 of Chapter  63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith; and

Certification by Chief Financial Officer,  required by Rule 13a-14(b)  or Rule  15d-14(b)  of the  Exchange  Act and Section 1350 of Chapter 63 of Title 18 of the United States Code,  promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(1)	Filed with the SEC as an exhibit to our Form 10-SB Registration Statement originally filed on January 31, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report of Form 8-K filed on August 6, 2007

.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALPAYNET HOLDINGS, INC.

Date: August 20, 2007	By:	/s/ Alain Ghiai
Alain Ghiai
Chief Executive Officer