Form 10QSB/A
period 2007-06-30
GLOBALPAYNET HOLDINGS, INC.
filed 2007-09-17
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the issuer was  required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. [  ] Yes  [X] No

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date:  27,980,000 Shares of Common Stock, $0.001 par value, outstanding as of July 11, 2007.

Transitional Small Business Disclosure Format (Check one):  [  ] Yes  [X] No

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

GLOBALPAYNET HOLDINGS, INC.

Date: September 17, 2007	By:	/s/ Alain Ghiai
Alain Ghiai
Chief Executive Officer