Form 10QSB
period 2007-09-30
GLOBALPAYNET HOLDINGS, INC.
filed 2007-11-15
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-51769

GLOBALPAYNET HOLDINGS, INC.
(Exact name of small business Issuer as specified in its charter)

Nevada	98-0458087
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 110, 174 Wilson Street, Victoria BC V9A 7N7 Canada
(Address of principal executive offices)

Issuer’s telephone number, including area code: (250) 294-0101

Not applicable
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,980,000 Shares of Common Stock, $0.001 par value, outstanding as of November 9, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.

(A Development Stage Company)

BALANCE SHEET

(Un-audited)

Stated in US Dollars

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,322,488	$8,130
Company acquisition	350,000	-
Prepaid expenses	74	-
Loans to third party	2,727	2,727
Total current assets	5,675,289	10,857
FIXED ASSETS
Net property and equipment	7,969	1,478
Software	5,415	6,666
TOTAL FIXED ASSETS	13,384	8,144
TOTAL ASSETS	5,688,673	19,001
CURRENT LIABILITIES
Accounts payable	687	-
Total current liabilities	687	-
LONG-TERM LIABILITIES
Shareholders' loan	10,491	500
Total long-term liabilities	10,491	500
TOTAL LIABILITIES	11,178	500
STOCKHOLDERS' EQUITY
Common stock: $0.001 par value 300,000,000 shares authorized: 33,433,333 and 20,000,000 shares issued and outstanding	33,433	20,000
Preferred stock: $0.001 par value 5,000,000 shares authorized: 1,000,000 shares issued and outstanding	1,000	-
Paid in capital	6,819,892	39,325
Retained earnings (deficit)	(1,176,830)	(40,824)
TOTAL STOCKHOLDERS EQUITY	5,677,495	18,501
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	5,688,673	19,001

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Un-audited)

Stated in US Dollars

	For the three months ended September 30,		For the nine months ended September 30,		From inception (December 30, 2004) to
	2007	2006	2007	2006	September 30, 2007

REVENUES
Sales	$1,426	$15,129	$3,279	$21,930	$52,838
Cost of good sold	-	-	-	(78)	(978)
	1,426	15,129	3,279	21,852	51,860
EXPENSES
Licenses	-	-	154,882	-	154,882
Shares issued in payment for services	1,000	-	1,000	-	1,000
Professional fees	307,625	-	713,749	-	713,749
Bank charges	245	133	1,117	601	2,526
Accounting charges	3,467	-	6,576	-	14,916
Research & development	72,253	-	72,253	-	72,253
Rent	5,273	-	5,273	-	5,273
Depreciation	617	448	1,513	1,344	5,093
Marketing	-	-	1,075	-	1,075
Legal & management fees	119	1,289	191,486	10,300	227,124
Administrative expenses	842	605	5,254	5,173	17,544
Meals & travels	4,182	4,600	8,851	9,782	36,999
Total expenses	395,623	7,075	1,163,029	27,200	1,252,434
Other income and expenses
Interest income	296	-	296	-	296
Translation for currency exchange gain (loss)	(55,227)	-	23,448	-	23,448
Total other income	(54,931)	-	23,744	-	23,744
Net income	(449,128)	8,054	(1,136,006)	(5,348)	(1,176,830)
Basic & diluted (loss) per share	(0.013)	(0.00)	(0.042)	(0.00)	(0.054)
Weighted average number of shares outstanding	33,455,072	20,000,000	27,054,017	20,000,000	21,919,986

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A Development Stage Company)

INTERIM

STATEMENT OF OPERATIONS

(Un-audited)

Stated in US Dollars

	For the three months ended September 30,		For the nine months ended September 30,		From inception (December 30, 2004) to
	2007	2006	2007	2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(449,128)	$8,054	$(1,136,006)	$(5,348)	$(1,176,830)
Adjustments to reconcile net income to net cash provided by operations:
Short Term Loan					(2,727)
Depreciation	617	448	1,513	1,344	5,093
Prepaid expenses	(74)	-	(74)	-	(74)
Accounts receivable	-	-	-	-	2,727
Accounts payable	(300)	-	687	-	687
Customer deposits	-	(21,178)	-	(62,483)	-
Net cash used in operating activities	(448,885)	(12,676)	(1,133,880)	(66,487)	(1,171,124)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	-	-	-	-	(10,000)
Furniture & equipment	-	-	(6,753)	-	(8,477)
Company acquisitions	(350,000)	-	(350,000)	-	(350,000)
Net cash used in investing activities	(350,000)	-	(356,753)	-	(368,477)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans to third party	-	-	-	-	(2,727)
Loan from shareholders	-	-	9,991	-	10,491
Common stock $0.001 par value; 33,433,333 issued and outstanding.	-	-	13,433	-	33,433
Preferred stock $0.001 par value; 1,000,000 issued and outstanding	1,000	-	1,000	-	1,000
Additional paid-in capital	-	-	6,780,567	-	6,819,892
Net cash provided by financing activities	1,000	-	6,804,991	-	6,862,089
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,120,373	29,426	8,130	83,237	-
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(797,885)	(12,676)	5,314,358	(66,487)	5,322,488
CASH AND EQUIVALENTS AT END OF PERIOD	5,322,488	16,750	5,322,488	16,750	5,322,488

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

From Inception (December 30, 2004) to September 30, 2007

(Un-audited)

Stated in US Dollars

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Net (loss) for period				$-	$-
Balance, December 31, 2004	0	0	0	-	-
Common shares issued for cash at $0.001 per share	19,325,000	19,325			19,325
Common shares issued for cash at $0.02 per share	500,000	500	9,500		10,000
Common shares issued for cash at $0.1 per share	50,000	50	4,950		5,000
Common shares issued for cash at $0.2 per share	125,000	125	24,875		25,000
Net (loss) for period				(33,499)	(33,499)
Balance, December 31, 2005	20,000,000	20,000	39,325	(33,499)	25,826
Net (loss) for period				(7,325)	(7,325)
Balance, December 31, 2006	20,000,000	20,000	39,325	(40,824)	18,501
Net (loss) for period				(13,384)	(13,384)
Balance, March 31, 2007	20,000,000	20,000	39,325	(54,208)	5,117
Common shares issued for cash at $0.50 per share, April 15, 2007	7,980,000	7,980	3,982,020		3,990,000
Common shares issued for cash at $0.5 per share, June 15, 2007	5,320,000	5,320	2,698,680		2,704,000
Common shares issued for cash at $0.75 per share, June 18, 2007	133,333	133	99,867		100,000
Net (loss) for period				(673,494)	(673,494)
Balance, June 30, 2007	33,433,333	33,433	6,819,892	(727,702)	6,125,623
Preferred shares issued in payment for services on September 28, 2007 at par value $0.001	1,000,000	1,000	0		1,000
Net (loss) for period				(449,128)	(449,128)
Balance, September 30, 2007	34,433,333	34,433	6,819,892	(1,176,830)	5,677,495

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Financials Statements

From Inception (December 30, 2004) to September 30, 2007

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

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

As of September 30, 2007 the Company holds bank accounts in US dollars (US$). Globus Payments, Ltd., a Canadian company, its GlobalPayNet Holdings, Inc. 100% owned subsidiary, holds accounts in US dollars, Canadian dollars (CAN$) and Euros (Euro€).

The Company used the Federal Reserve Bank of New York noon rate to translate its foreign currencies accounts into US Dollars (US$).

On September 28, 2007 the noon rate for Euro€ was €1 (one) per US$ 1.4219; the noon rate for CAN$ was US$ 1 per CAN$ 0.9959.

f.

Assets

The Company issued in 2005 a loan for $2,727 to Globus Media Ltd.  The terms of the loan include a 180 days period commencing October 14th, 2005 with an interest rate of 5 percent per annum. This loan is referred as “Loans to third party” in the asset section of the Balance Sheet statement. The loan is automatically renewed every 6 months.

On July 31, 2007 The Company entered into a purchase agreement with E-Shopping Technologies, Inc, a Nevada Corp. and Renovatio Group S.A., a Swiss corporation (societe anonyme) and sole shareholder of E-Shopping Technologies, Inc. to purchase all of the issued and outstanding shares of E-Shopping Technologies for

US$350,000 as an advance payment (funds in trust account) and 1,000,000 GlobalPaynet Holdings, Inc. common shares to be issued upon completion of the purchase agreement.

The Company has prepaid expenses to HLW Enterprises for professional fees for $74.

g.

Property and Equipment

The Company’s property and equipment is comprised of computers, software and office furniture. The property and equipment are depreciated over the estimated life of 10 years and the computers and software over 5 years using the straight-line method.

In May of 2007, the Company purchased furniture and equipment for $6,753.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

h.

Income

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue totalled $51,860 on aggregate, $1,426 for the three months ended September 30, 2007 compared to $15,129, for the same period ended September 30, 2006. For the nine months ended September 30 2007, revenue totalled $3,279 compared to $21,852 for the same period ended September 30, 2006. Expenses for the three months ended September 30, 2007 were $395,623, and for the three months ended September 30, 2006 were $7,075. For the nine months ended September 30, 2007, expenses totalled $1,163,029 compared to $27,200 for the same period ended September 30, 2006.  From inception to September 30, 2007 the total expenses for the company were $1,252,434.

Other income and expenses represent the translation for foreign currency (loss) for ($54,931) for the three months ended September 30, 2007 and $23,448 in aggregate.

Total net income (loss) for the three months ended September 30, 2007 was ($449,128), for the three months ended on September 30, 2006 was $8,054; for the nine months ended September 30, 2007 net income totaled ($1,136,006) compared to ($5,348) for the same period ended September 30, 2006. The Company’s net income from inception (December 30, 2004) to September 30, 2007 was ($1,176,830).

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

Cash and equivalents represent the Company’s and its subsidiary bank accounts. As of September 30, 2007 the Company’s cash and equivalents account was $5,322,488.

k.

Liabilities

Liabilities are divided in short-term and long-term liabilities.

Short- term liabilities represent an account payable of $687 for various administrative expenses.

Long–term liabilities are composed of $500, which represents capital loaned from Total Home Solutions, Inc. This loan matured on December 31, 2006, was automatically renewed and has an annual interest rate of 5%.

On March 15, 2007 the Company received a $9,991 loan from the shareholders. As of September 30, 2007 the Company’s total liabilities were $11,478.

l.

Un-audited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

m.

Equity

On April 4, 2007, the Company amended its Articles of Incorporation to designate 1,000,000 preferred stock as “Class B Preferred”” and renamed them as “Class A Preferred” stock and amended and restated the rights, preferences and privileges thereof.

On April 15, 2007, the Company issued 7,980,000 of its common shares at $0.50 per share and entered into a binding Non-U.S. Share Private Placement and Subscription Agreement with Andorra Banc Agricol Reig, SA for an aggregate purchase price of $3,999,000.

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

On September 28, 2007 the Company issued $1,000,000 preferred shares to one of its directors in payment for lieu of services.

As of September 30, 2007 there are a total of 33.433.333 common shares issued and outstanding and 1,000,000 preferred shares issued and outstanding.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($1,176,830) for the period from December 30, 2004 (inception) to September 30, 2007 and generated revenue of $51,860 over the same period. During the same period, the Company raised $6,853,325 through the issuance of its common stock and private placements. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" means GlobalPayNet Holdings, Inc. unless otherwise indicated.

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

Registration Statement

During the first quarter of 2006 we filed a 10-SB with the  Security  and Exchange  Commission as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act.

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

Results of Operations for the three months Ended September 30, 2007

Over the last three months we have earned $1,426 in revenue compared to $15,129 for the same period ended September 30, 2006.  Included over the same three months period we incurred expenses of $395,623 for an operating loss of $449,128 (which included an associated gain of $55,227 as a result of a translation for currency exchange rates) compare to operating income of $8,054 for the three months ended on September 30, 2006.  The directors were not paid for management services.  Most of these expenses for the three months ended September 30, 2007 are associated with professional fees of $307,625, which included commissions paid to third parties unrelated to the management or directors in the form of finder’s fees for funds raised though equity sales in the previous quarter, legal and management fees for costs associated to the process of our intention to list on the OTCBB NASD exchange and fees associated to technology maintenance and certification costs of the GlobalPayNet platform for processing credit card and encrypted data and license fees paid out to the core technology owner covering all of 2006 and to a third party technology.  We anticipate our operating expenses will increase as we develop new business.

Net Loss

We  incurred  a loss in the  amount of $1,176,830  for the  period  from  inception (December  30,  2004) to September 30, 2007.  Our loss was attributable to operating expenses.  We expect losses to continue to accrue in the near future.

Liquidity and Financial Condition

We had cash on hand of $5,322,488 as of September 30, 2007.  Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $6,853,325.  Given our increased expenditures related to the development of our infrastructure and portal is it difficult to estimate how long our cash on hand will sustain the business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sale any equity securities during the fiscal quarter ended September 30, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

We were not in default under any senior security during the fiscal quarter ended September 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fiscal quarter ended September 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles of Incorporation(2)
3.3	Articles of Amendment to Articles of Incorporation(2)
3.2	Amended Bylaws(1)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1

Certification  by Chief Executive  Officer required by Rule 13a-14(b)or Rule  15d-14(b)  of the  Exchange  Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2

Certification by Chief Financial Officer,  required by Rule 13a-14(b) or Rule  15d-14(b)  of the  Exchange  Act and Section 1350 of Chapter 63 of Title 18 of the United States Code,  promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(1) Filed with the SEC as an exhibit to our Form 10-SBRegistration Statement originally filed on January 31, 2006, as amended.
(2) Filed with the SEC as an exhibit to our Current Report of Form 8-K filed on August 6, 2007.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALPAYNET HOLDINGS, INC.
Date: November 15, 2007	By: /s/ Alain Ghiai
Alain Ghiai
Chief Executive Officer