Form 10KSB
period 2007-12-31
GLOBALPAYNET HOLDINGS, INC.
filed 2008-04-14
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

GLOBALPAYNET HOLDINGS, INC.

(Name of small business issuer in its charter)

———————

Nevada	000-51769	98-0458087
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

Columbia Tower, 701 Fifth Ave., Suite 4200, Seattle, WA 98104

(Address of Principal Executive Office) (Zip Code)

(206) 262-7533

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None		None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State issuer’s revenue for its most recent fiscal year.

Revenues for year ended December 31, 2007: $36,375.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of the registrant’s common stock of US$0.75 on June 18, 2007, is US$10,207,187.25.

Number of shares of the registrant’s common stock outstanding as of April 11, 2008 was: 37,073,333.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

GlobalPayNet Holdings Inc.

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

PART I

ITEM 1.

BUSINESS

 DESCRIPTION OF THE BUSINESS

Background

The Company was incorporated under the laws of the State of Nevada on December 30, 2004.  In May of 2007 the Company changed its name to GlobalPayNet Holdings, Inc.  GlobalPayNet Holdings Inc. is a financial services and technology company with a subsidiary in Canada and partnerships with European companies.  The Company, together with its subsidiaries and partnerships have been providers of services and solutions enabling merchants to authorize, settle and manage credit card and electronic check transactions from a Web site, retail store, mail order/telephone order (MOTO) call center or mobile device since 2004.

Overview

GlobalPayNet Holdings Inc. is a Nevada Financial Services Technology company specialized in the secure electronic payment sector. The Company and its wholly owned Canadian subsidiary, along with its European partner have been providers of services and solutions enabling merchants to authorize, settle and manage credit card and electronic check transactions from a Web site, retail store, mail order/telephone order (MOTO) call center or mobile device since 2004. These solutions transmit transaction data over the Internet and manage submission of payment information to the credit card and Automated Clearing House processing networks. The Company offers payment processing through its Internet Protocol (IP) based secure payment gateway services that enable online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via Physical Card Swipe Terminals, Web sites and mobile devices.

GlobalPayNet is insulated from rising defaults and late payments, because, unlike other companies in the sector, GlobalPayNet does not extend credit to cardholders. Rather, all the risks are with the banks and other underwriters.

The Company also offers other web based financial authorization services, including services that allows online and MOTO (Mail Order, Telephone Order) merchants to accept and process electronic check payments from consumer and corporate bank accounts directly through their e-commerce web site or through the virtual terminals; a fraud detection suite that is designed to assist merchants who sell products or services to monitor and manage fraudulent credit card transactions; an automated recurring billing, which is used to generate recurring transactions based on a subscription model such as membership subscriptions. The Company also offers a fully integrated e-commerce solution for businesses of all sizes and other fully hosted services. Most recently, the Company and Security Metrics Inc., a qualified security assessor, have been working on a mutual partnership to offer all e-commerce merchants a fully integrated security and scanning solution in order for merchants to comply with the card industry’s PCI/DSS regulations.

We believe the Company’s advantage over its competition is that it offers a host of services under one seamless offering, whereas the competition needs to outsource most of the same services to offer to its clients. We believe our products are more competitive and easier to manage because all of our product divisions function under a common technology and management base and this in turn creates a one-stop shop solution for the customer. In addition, we believe our sustainable advantage is that we are able to custom tailored products and services to our clients needs very competitively and in a global geographic setting.

GlobalPayNet’s philosophy is to utilize our superior technology to offer customized solutions with a high degree of service giving us a competitive edge. The Company is working with several hardware makers for card swiping devices in order to embed our payment gateway solution to all physical card swipe readers using the new IP protocol being adopted by the Payment Card Association.

The Company offers its services in the USA, Canada, and the European Union primarily through a network of outside sales partners, merchant banking partners, third party solution providers, and inside sales team to merchants that sell products or services online. The company was incorporated in 2004 in Nevada, United States and has offices in Seattle, Washington.  The Company’s subsidiary, Globus Payments Ltd., has offices in Vancouver and Victoria BC Canada, and has its R&D offices in Kamloops BC Canada. Its European partner, GlobeXPayNet S.A. is headquartered in Geneva, Switzerland and has subsidiaries located in Warsaw, Poland and London, United Kingdom.

GlobalPayNet’s merchants encompass a wide variety of business industries: information, communication, government, sports, religion, education, gourmet foods and many others. They sell their products on the Internet, in retail stores, by mail order/telephone order and via mobile POS devices. Regardless of their business model, our merchants benefit by providing their customers with convenient, secure and reliable payment options.

--- A GENERAL OVERVIEW OF THE SYSTEM.

GlobalPayNet’s clients are typically merchants who operate a traditional “bricks and mortar” and/or online business. Clients gain access to the Company’s gateway via Java, C# ,HTML and XML based APIs (Application Programming Interface), Apache TomCat, Sybase, Oracle and MS SQL server technologies, and Linux and Windows platforms, which allows GlobalPayNet’s  clients to securely process and review credit card transactions (purchases, sales and refunds) over the Internet from a variety of different hardware options, including POS terminals (virtual terminals), PCs, and wireless devices including cell phones, PDAs, BlackBerrys and Magcard Readers.

Electronic payments software carries transactions from the transaction generators to the acquiring institutions. The software then uses regional or national switches to access the card issuers for approval or denial of the transactions. The software returns messages to the sources, thereby completing the transactions.

 By using GlobalPayNet , clients are able to process their credit card transactions with a processor who provides all data center functions relating to transaction processing services, including electronic credit card authorizations, electronic fund transfers management, and the development of the Internet software and related communication networks that are involved in providing transaction processing services. Importantly, all credit card processing transactions are conducted in a secure encrypted environment that uses digital signature standards to ensure the cardholder and merchant are protected ---A digital signature standard is an electronic signature that can be used to authenticate the identity of the sender of a message or the signer of a document, and possibly to ensure that the original content of the message or document that has been sent is unchanged.

GlobalPayNet’s gateway allows merchants to receive card authorization at the point-of-sale, and also enables consumers to make a credit card payment directly through the use of a web site. In other words, GlobalPayNet’s  gateway allows merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. All typical e-commerce and mail/telephone orders are card-not-present transactions.

GlobalPayNet has a contractual agreement with an established processor that allows the Company to act as a marketing partner and to engage in the business of marketing processing services to merchants that accept credit cards as payment for the sale and purchase of goods and services. The Company’s business model is focused on quality of service, price and technology. GlobalPayNet offers merchants a gateway that features a best-of-breed credit card processing solution at an affordable price. Accordingly, the Company has incorporated state of the art technology, such as 128 bit SSL encryption, Java, C# and HTML based APIs, and a Cisco PIX VPN Firewall to ensure that GlobalPayNet facilitates a secure, reliable, and cost-effective credit card transaction processing service that clients can rely on and trust.

--- TARGET MARKET.

GlobalPayNet’s customers are geographically dispersed throughout the world. The Company’s potential clients are merchants and businesses that use credit card processing services to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. GlobalPayNet’s gateway services are a necessary function of any business that accepts payment from e-commerce businesses, typically via Internet based shopping carts.

The Company’s primary market focus is businesses that generate low, medium and high volumes of electronic payment transactions. The Company’s prospective and current merchant clients operate in a variety of industries that include online and offline retail, travel and service companies, like insurance, legal and accounting companies. The Company’s clients enter into a contract to use the Company’s gateway services. Each contract is in effect for a period of one year. The terms of a contract are binding, and good until cancelled, as long as a merchant utilizes GlobalPayNet’s gateway. Once activated, GlobalPayNet’s  clients are likely to continue using the Company’s gateway service, because (1) the administrative work required to change credit card processors is onerous, and (2) the Company offers efficient and affordable services that are difficult for small and medium merchants to find at competitive prices from other providers.

 --- REVENUE MODEL.

Currently, GlobalPayNet provides credit card processing services to a handful of merchant clients. Management intends to add more clients to the roster each month. Based on recent performance, management believes that total revenues will increase as the Company adds new merchant clients and experiences a resultant growth in transaction volumes.

GlobalPayNet’s merchant business provides it with a tremendous opportunity for revenue growth. The Company offers web based credit card processing for small and medium sized merchants at competitive prices. The bigger credit card processors, such as banks, operate a business that is based on size of transaction volumes that are typically conducted by much larger organizations. Many credit processing services charge a discount rate as high as 5% and $0.60 per gateway transaction in addition to monthly gateway fixed fees. GlobalPayNet, on the other hand, typically works with a much lower discount rate and a gateway transaction of $0.05 per transaction and a low monthly gateway fee, thereby making the Company’s services competitive for and attractive to smaller clients.

GlobalPayNet’s revenue is based on the processing of credit card transactions. The Company earns a fee for every transaction that is processed through its gateway. GlobalPayNet also earns a fixed percentage of the discount rate that is charged to merchants for each credit card transaction processed through its gateway. (For greater detail regarding transaction fees see “Compensation for Credit Card Processing” below)

The Company plans to increase its client base, and revenue, in the 2008 and 2009 fiscal years. On a monthly basis, the Company is currently targeting and is on track to process approximately $100,000.00 USD in credit card transactions. The Company’s goal is to process up to $1,000,000 USD per month by the end of the 2010 fiscal calendar year. Management believes that revenue of this magnitude can be realized, because the Company’s business model is based on a recurring revenue stream, and the business of its merchant clients continues to grow steadily. Notably, the fees the Company charges to clients for using its gateway to process credit card transactions remains fixed, and does not change as process volumes fluctuate. This means that as gateway transaction volumes grow exponentially, so do revenues. (See MD&A, Plan of Operation, below for details regarding dollar values of total monthly transactions processed)

To grow revenues, the Company plans to increase its client base through the implementation of a targeted marketing program that will incorporate both online and offline strategies (please see Marketing Strategies below). To facilitate the implementation of its planned marketing program, the Company may, in the future, seek to raise additional financing through private placements and the public market. At present, the Company believes that it has sufficient capital to meet its business objectives for the next twelve months. (See MD&A, Plan of Operation, below for details regarding dollar values of total monthly transactions processed)

PROCESSING AND TRANSACTION FEES

--- PROCESSING A TRANSACTION.

Utilizing one of the many methods of access to the Company’s gateway, the merchants' systems contact the Company's host server to receive credit card authorizations for accounts that are subsequently electronically verified for credit validation and other security considerations by the Company’s processor. Once verified, electronic files are transmitted to the major credit card organizations from which funds are then transferred from the card issuing bank to GlobalPayNet’s processor. The processor then pays the merchant for the goods purchased, GlobalPayNet a portion of the discount fee for gateway services, and secures a portion of the discount fee for its part in processing the transaction.

--- COMPENSATION FOR CREDIT CARD PROCESSING.

Functioning like an electronic utility, GlobalPayNet earns a steady stream of transaction and processing fees from merchant/customer transactions. GlobalPayNet earns revenue from three sources: (1) a percentage of the discount rate charged by the credit card processor, (2) a flat fee on each transaction for use of the gateway, and (3) a contractually agreed upon monthly fee of as low as $5 for its gateway services. The discount rate is expressed as a percentage of the amount to be processed. Once set, this percentage is deducted from the amount of each transaction submitted by the merchant to the processor, and the net amount is deposited into the merchant's bank account. For example, the discount rate is 2.5%, of which 1.9% is paid to the card issuer - typically a card sponsoring bank. The remaining .6% is split between the processor and GlobalPayNet, the marketing partner. The processor earns 20% of the 0.6% for its processing service and GlobalPayNet receives 80% for the use of its gateway. GlobalPayNet also charges a flat fee per gateway transaction or an amount for the gateway transaction that has contractually been agreed upon with the merchant, above the revenue it earns from the discount rate. In addition, GlobalPayNet charges clients a monthly fee as low as $5 for its gateway services.

--- SERVICES.

The Company facilitates the processing of credit card transactions through its GlobalPayNet brand located on the Internet at www.globalpaynet.com. GlobalPayNet’s gateway simplifies credit card transaction processing for merchants, because the Company’s system aggregates all transactional information, allowing merchants to access information from one source rather than monitor many accounts. The Company believes the Internet offers the most logical, low-cost method of providing such information aggregation services.

--- COST EFFECTIVE AND CONVENIENT FOR SMALL MERCHANTS.

GlobalPayNet allows clients to abandon expensive frame relay or ATM solutions and move to an inexpensive, reliable and sustainable TCP/IP based solution. In addition, our system allows clients to access and utilize state-of-the-art technology on the backend, without having to go out and buy it. Importantly, GlobalPayNet offers clients the convenience of electronic payment solutions and account access via web-enabled devices that can access the Internet.

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

--- ACCOUNT MANAGEMENT SOLUTIONS FOR WEB-ENABLED DEVICES.

At present, the Company accommodates many different "point-of-interaction" entry methods and intends to increase the number of "point-of-interaction" entry methods, in the future, in order to build the credit card processing services business and to leverage the growth of gateway revenues for the Company. The Company anticipates that merchants will increasingly see the Internet as an important and valuable tool for marketing, and as a way to facilitate direct purchase activity, commonly referred to as "e-Commerce". Accordingly, GlobalPayNet designed a merchant gateway based on standard hardware devices and common Internet based protocol to facilitate access from many different web-enabled devices. As such, the Company’s gateway services are currently accessible by a wide range of web-enabled devices, including point-of-sale (POS) terminals, PCs, and soon, wireless devices including cell phones, PDAs, BlackBerrys and Wireless Magcard Readers. With GlobalPayNet’s gateway, Shopping cart integration, digital certificates and digital IDs are included in the service.

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

--- SECURITY: SECURE SOCKETS LAYER (SSL).

To ensure that our merchant clients have a secure payment process, our credit card processing services are supported by a systems infrastructure that utilizes state of the art encryption. GlobalPayNet ’s gateway utilizes a secure sockets layer so that connections and information are secure from outside inspection and 128-bit encryption to make information unreadable as it passes over the Internet for all electronic transactions that we process.

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

MARKETING

GlobalPayNet’s mission is to become a recognized leader in online gateway processing for small to medium sized companies. Accordingly, management intends to expand our direct sales and marketing operations in order to increase market awareness of our products, market our products to a greater number of businesses and generate increased revenues.

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

GlobalPayNet offers merchants a best-of-breed credit card processing solution at an affordable price. We create value for our clients, by offering a number of options that allow them to access their gateway and processing services, such as POS terminals and wireless devices including cell phones, PDAs, BlackBerrys and Wireless Magcard Readers. Clients that use the Company’s gateway can process and review credit card transactions over the Internet. Our unique business model allows us to be highly competitive without sacrificing quality of service, customer care and price. Most importantly, GlobalPayNet is a secure, reliable, and cost-effective credit card transaction processing service that clients can trust.

--- GLOBALPAYNET’S MARKET OPPORTUNITY.

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

--- OUR MARKET NICHE: UNDERSERVED BUSINESS SEGMENTS.

GlobalPayNet’s market niche consists of small and medium sized businesses that want access to a credit card processing service that is suited to their needs. GlobalPayNet has identified a demand among small and medium sized Internet based businesses that want access to a credit card processing service that is inexpensive, easy to use and trustworthy regarding security and reliability.  GlobalPayNet is:

•

Convenient , functionally intuitive and easy to use

•

Facilitates the management of different credit cards via one secure online account

•

Is accessible through different technologies

•

Is adaptable to legacy systems

•

Can track and manage transactions in real-time

•

Relevant and customizable

•

Is a technologically flexible and secure payment process

GlobalPayNet believes it can attract new clients and strengthen existing merchant relationships by providing greater value in a financial portal that is solely dedicated to them. Importantly, GlobalPayNet’s gateway facilitates access to credit card transaction services for independent businesses, such as retail, travel, insurance, legal and accounting companies. This potentially lucrative market for GlobalPayNet is generally overlooked by the big industry players whose processing services are expensive for smaller businesses to access via the Internet.

MARKETING STRATEGY

The Company plans to use its technological advantage to target certain market segments. The strategy is to develop customized solutions for mass market pricing to small and large businesses to enable them increase their sales, which in turn would allow for mutual profit increases. The competition concentrates today on a pure pricing model and does not provide sufficient services for its merchants. In Europe, the Company’s partner has the advantage of a relationship with Pago eTransaction Services GmbH, a Deutsche Bank AG and Beisheim Holding AG, Switzerland, owned company, and can offer superior service network and technology in order to provide the necessary tools for a solid growth of its clients businesses. The Company operates four divisions and combines all four divisions’ services into one practical and very compelling solution for its clients. In addition, the Company can offer worldwide processing through its subsidiary in Canada and its partner in Europe. GlobalPayNet will continue to analyze its sales and marketing efforts in order to control costs, increase the effectiveness of its sales force, and broaden its reach through reseller initiatives and advantageous alliances.

--- WHERE OUR CUSTOMERS GET THEIR INFORMATION.

Our customers will learn about GlobalPayNet through:

•

Word-of-Mouth

•

Internet

•

Trade shows

•

Trade publications

•

Newspapers (local and national)

•

TV and Radio

MARKETING PROMOTION

Management intends to continue developing a marketing and promotion strategy to build GlobalPayNet’s brand, grow the Company’s client base, and promote client loyalty and client retention. The Company's marketing and promotional activities are planned to primarily target a customer demographic that generates low, medium and high volumes of electronic payment transactions. These activities include both offline and online advertising:

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

•

Pay-per-click: Management intends to obtain pay-per-click (PPC) agreements with major Internet content and service providers. The Company will deploy a PPC marketing strategy through the main search engines, such as Overture, Google, Yahoo, and MSN. PPC advertising gives GlobalPayNet the possibility of having its adverts appear on the Search Engine results pages when browsers initiate search preferences. Payment is then made every time someone clicks on the link in the advert which takes them through to the advertiser's website.

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

--- EXPAND OUR OPERATIONS.

We believe there is a significant opportunity to grow our business in the US, Canadian and European markets. To capitalize on this opportunity, we plan to form alliances with strategic partners to increase our distribution channels.

--- ACQUIRE COMPLEMENTARY BUSINESSES AND PRODUCTS.

GlobalPayNet’s growth strategy includes potential acquisitions that offer opportunities to increase our sales revenues, gross margins and market share. By acquiring technology and/or businesses that offer strategies to complement our existing services, we increase the likelihood that we can offer more services that will meet the needs of existing and potential customers, and thereby build a strong customer base more rapidly.

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

WE BELIEVE THAT THE ELECTRONIC PAYMENT PROCESSING INDUSTRY AND GLOBALPAYNET WILL BENEFIT FROM THE FOLLOWING TRENDS:

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

A Bluetooth chip is designed to replace cables by taking the information normally carried by the cable and transmitting it at a special frequency to a receiver Bluetooth chip. Bluetooth enables users to connect to a wide range of computing and telecommunications devices without the need for proprietary cables with the gross data transfer rate at 432 Kbps for full duplex transmission, 721/56 Kbps for asymmetric transmission. Bluetooth products will provide links between mobile computers, mobile phones and other portable handheld devices, and connectivity to the Internet. The wireless connectivity will support Wireless Personal Area Networking (WPAN), Wireless Local Area Networking (WLAN) and Wireless Wide Area Networking (WWAN). We believe that increased adoption of Bluetooth services will open new avenues for the use of our products and services.

COMPETITION

The online credit card processing and e-commerce market is new, rapidly evolving and intensely competitive.  We expect to face stiff competition in every product and service category the Company offers. Barriers to entry are minimal, and current and new competitors can launch new gateways and web sites at a relatively low cost.  We recognize that our competitive advantage is not founded on the uniqueness or novelty of our gateway, but is based on our ability to brand our service/product, the quality and reliability of our technology, the strength of our marketing and sales programs, and the level of customer service we provide to clients.

We believe that the principal competitive factors in our market include:

•

Brand recognition

•

ease of use of technology

•

feature-rich user interface and reporting features

•

quality and reliability of service and technology

•

multi-channel access capability

•

speed in implementing payment processes

•

price of services

•

quality of customer service

Management believes that GlobalPayNet is a leading edge software solution that offers clients all of the factors listed above. As such, management believes that GlobalPayNet’s gateway can compete on an equal footing with the industry’s leading transaction processors.

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

For the purpose of comparison, a price list for services is usually available on each company’s website. The set up and monthly fees charged by other companies who offer a gateway service comparable to GlobalPayNet’s are typically more expensive than GlobalPayNet’s. Unlike some of the offerings from other companies, with GlobalPayNet’s gateway there is no additional charge for shopping cart integration, digital certificates and digital IDs.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

GlobalPayNet’s gateway services are not dependent on the availability raw materials. As such, we do not need to purchase raw materials nor do we use or rely on outside suppliers or vendors to make our credit card processing gateway services available to merchants.

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

CUSTOMERS

GlobalPayNet is at an early stage of business development and, as such, derives its revenue from business transacted by a few customers. Accordingly, the Company acknowledges that it faces substantial risk due to a concentration of business from the modest number of clients that it currently serves and recognizes that the challenges relevant to building a broader, larger clientele are formidable. The Company plans to execute a comprehensive marketing and sales strategy to build its client base and alleviate its dependence on a small base of customers.

TRADEMARKS, COPYRIGHTS, PATENTS

At the present time, GlobalPayNet has no Trademarks, Copyrights or Patents pending. However, GlobalPayNet is in the process of registering a trademark for GlobalPayNet , the Company’s Internet Based Credit Card transaction processing gateway.

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

GOVERNMENT APPROVAL &GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

--- REGULATORY BACKGROUND.

The Company is not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally and directly applicable to online commerce. The Company is not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. Notably, GlobalPayNet promotes best practices and ethical business conduct in relation to the Company’s corporate culture and its day-to-day operations.

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

COSTS OF RESEARCH AND DEVELOPMENT ACTIVITIES

When GlobalPayNet  purchased the GlobalPayNet Technology, the vendor estimated that approximately $250,000 has been spent on research and development of the technology.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

As a credit card transaction processing gateway, GlobalPayNet is not impacted by the costs and effects of compliance with environmental laws, other than the laws and regulations generally applicable to businesses. GlobalPayNet operates with a high level of respect for and promotes the protection of the environment, and is not aware of circumstances that would create any significant financial responsibility for environmental matters.

EMPLOYEES

GlobalPayNet does not employ salaried full-time or part time staff. All individuals that work for the Company are independent contractors who are compensated on a commission basis or on a contract payment basis.  Alain Ghiai, our Chairman and Chief Executive Officer and the sole member of our board of directors, has no employment or other agreement with us, but our wholly-owned subsidiary, Globus Payments Ltd., has entered into a consulting agreement with Mr. Ghiai.  For more information on the consulting agreement, please refer to “Certain Relationships and Related-Party Transactions” in Item 12 of this Report on Form 10-KSB.

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

 ITEM 2.

DESCRIPTION OF PROPERTY

GlobalPayNet leases office space at Columbia Tower, 701 Fifth Avenue Suite 4200, Seattle WA, 98104, USA, as well as two offices in Vancouver, BC and Kamloops BC, Canada on a month to month basis. The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future.

Substantially all of our development hardware and software and certain of our computer hardware operations are located at Radiant Communications, at 1600 - 1050 West Pender Street, in Vancouver, B.C., Postal Code: V6E 4T3, Canada.

ITEM 3.

LEGAL PROCEEDINGS

 We are not currently involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company is not aware of any existing trading market for its common stock.  The Company’s common stock has never traded in a public market.  There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company’s securities.

The Company may in the future make application for the Company’s shares to be quoted on the OTCBB. If and when the Company’s common stock is traded in the OTCBB, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

(b) Holders.  Our common stock is held by approximately 55 holders of record.

(c) Dividends.

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

(d) Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans, either approved or not approved by our shareholders.  However, our board of directors may, at its discretion, make option or other equity compensation grants to employees or consultants as needed.

On January 17, 2008, we issued an option to purchase 200,000,000 shares of our common stock to Alain Ghiai, our sole director, Chairman and Chief Executive Officer, at an exercise price of $2.00 per share.

1.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	200,000,000	US$2.00	0
Total	200,000,000	US$2.00	0

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

PLAN OF OPERATION

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

Management plans to address this opportunity by building a strong company that is focused on growing revenue, keeping operating costs low and, importantly, generating a return for its stakeholders. To succeed management recognize that they must implement a targeted marketing plan that focuses on building brand recognition. Our marketing program is designed to identify the Company’s GlobalPayNet brand with reliable technology, functionality via a number of different technological platforms, quality of service and ease of use. The importance of brand recognition cannot be understated because barriers to entry for competitors are minimal, and current and new competitors can launch new gateways and web sites at a relatively low cost. As such, Management plans to continue to implement a targeted marketing program that incorporates online and offline strategies over the next twelve months to increase brand recognition and build its client base. (Please see “Marketing” above).

Management recognizes that the Company’s competitive edge and long-term success depend on the implementation and application of state-of-the-art technologies so that every merchant’s experience with our gateway is seamless and productive. From its inception, the Company has utilized leading-edge technologies in the design and implementation of its gateway to ensure that clients have a best of breed solution. As such, the Company uses Apache Tomcat, Sybase, Oracle and MS SQL for its application servers to give clients flexible and broad access to the gateway interface via a number of different technologies. Management believes the Company’s gateway is unique in the number of methods of access it allows (SSL via APIs that are Java, C# or HTML based), and in its ability to support each merchant through one vertically integrated source. Importantly, the Company utilizes Secure Sockets Layer (SSL) and 128-bit encryption to keep data secure. The Company’s network is tested regularly for security breaches and failures by a third party quality security assessor, Security Metrics Inc.  The Company’s network is certified by the credit card processor and by the quality security assessor as a PCI/DSS level 1 compliant gateway and as a secure gateway for credit card transaction processing. As the Company grows, management intends to invest in new technologies to maintain and promote a leading edge network for their clients.

Some of the year’s milestones have been the following:

US and Canada operations (North America)

In April 2007, Globus Payments Ltd. (“GPY”), the Company’s Canadian subsidiary, was formed with offices in Vancouver, British Columbia and Kamloops, British Columbia.  The Vancouver office serves as a sales centre in preparation of GPY’s payment gateway launch by the end of 2008.  The Kamloops office serves as a R&D center for the entire Company.  GPY has increased its infrastructure of servers and engineers in order to continue its aggressive R&D plan of integration with all major payment clearing platforms.

In May 2007, the Company signed a Marketing Agent Agreement with its long time partner Pinnacle Processing Group, Inc. based in Seattle Washington (“PPG”).  Pursuant to the Marketing Agreement,  the Company and PPG will cooperate in various ventures and PPG has become a preferred partner of the Company for all merchant underwritings in the United States.

In June 2007, The Company raised over US$6 million from a European institution and other shareholders.

In July 2007, The Company received its PCI Level 1 certification, which enables it to operate globally.

In November 2007, The Company established its main sales office in the United States in the city of Seattle ,Washington.  Subsequently, the Company hired its first Consultant of Business Development in order to prepare for the first roll-out of the Company’s upgraded payment gateway platform called GlobalPayNet.

In December 2007, the Company became the first gateway in the United States to integrate with PayByTouch’s new Delaware clearing platform and started to migrate its client base on that platform.

International Operations

In August 2007, The Company established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd. A sum of EUR500,000 was invested in this venture in order to secure a global marketing partner in the payment industry with far-reaching contacts with large multinational companies.  GlobeXPayNet S.A. will market all of GlobalPayNet’s products internationally through its sales force and extensive network in western and eastern Europe and will provide a wide range of clients interested in doing business in the United States and Canadian markets.  We anticipate the first revenues from this venture in the next year and every year afterward.  GlobeXPayNet S.A. is also contracting with GlobalPayNet’s subsidiary Globus Payments Ltd. for all its PCI compliance work.

GlobeXPayNet S.A. has a reselling partnership with Deutsche Bank AG through Deutsche Bank’s wholly owned company Pago eTransaction Services GmbH.  GBX has other relationships as well in the internet and media business and will use all its tools to promote GlobalPayNet’s services internationally.  GlobeXPayNet S.A. has offices in Geneva, Switzerland and has subsidiaries in London, United Kingdom and Warsaw, Poland.

As of the date hereof, GlobeXPayNet S.A.’s majority shareholder and sole director is Alain Ghiai, who is also the sole director, president and majority stockholder of GlobalPayNet Holdings, Inc.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006.

REVENUE

Our net revenue was $4,112 for the year ended December 31, 2007 compared to $36,297 for the year ended December 31, 2006.  All revenues were derived from transaction processing fees.  The decrease in transaction processing fees is from the year-ago period was caused by the necessity to take our system off-line for development and upgrades.

EXPENSES

Our total operating expenses for the year ended December 31, 2007 were $1,547,955 compared to $43,622 for the prior year.  Expenses consisted primarily of general operating expenses and professional fees. The increase in operating expenses is attributable to, among other things, commissions paid in connection with the sales of our common stock, licensing fees, management expenses and other operational fees.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of $1,608,525 for the year ended December 31, 2006 compared to a net loss of $7,325 in the prior year.

LIQUIDITY

At December 31, 2007 our cash balance was $4,884,456 up from $8,130 at the end of fiscal year 2006.   The increase in cash is due to cash raised pursuant to sales of our common stock.

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

Revenue Recognition

SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations,

as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes amounts based upon an aging schedule, historical bad debt experience, and current trends. The Company had $0 for allowance of doubtful accounts at December 31, 2007.

Goodwill

The Company did not attribute any value to goodwill for the year ended December 31, 2007.

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Globalpaynet Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Globalpaynet Holdings, Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and from inception (December 30, 2004) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globalpaynet Holdings, Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and from inception (December 30, 2004) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $1,649,349 for the period from inception (December 30, 2004) through December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 20, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Balance Sheets

Stated in US Dollars

	December 31, 2007	December 31, 2006
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,884,456	$8,130
Prepaid expenses	74	—
Loans to 3rd party	2,727	2,727
Total current assets	4,887,257	10,857

Equipment, Net	7,771	1,478
Software, Net	4,999	6,666
TOTAL FIXED ASSETS	12,770	8,144

OTHER ASSETS
Goodwill, Net	306,250	—

TOTAL ASSETS	5,206,277	19,001

CURRENT LIABILITIES
Accounts payable	1,301	—
Total current liabilities	1,301	—

LONG-TERM LIABILITIES
Shareholders' loan	—	500
Total long-term liabilities	—	500

TOTAL LIABILITIES	1,301	500

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value 5,000,000 shares authorized: 1,000,000 shares issued and outstanding	1,000	—
Common stock: $0.001 par value 300,000,000 shares authorized: 33,433,333 and 20,000,000 shares issued and outstanding	33,433	20,000
Paid in capital	6,819,892	39,325
Retained earnings (deficit)	(1,649,349)	(40,824)
TOTAL STOCKHOLDERS EQUITY	5,204,976	18,501

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	5,206,277	19,001

The accompanying notes are an integral  part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Statements of Operations

Stated in US Dollars

	For the Year Ended December 31,		From Inception (December 30, 2004) to December 31,
	2007	2006	2007
		(Audited)
REVENUES
Sales	$4,112	$36,375	$53,670
Cost of good sold	—	(78)	(978)
	4,112	36,297	52,692
EXPENSES			—
General & administrative Expenses	1,547,955	43,622	1,637,359
Total expenses	1,547,955	43,622	1,637,359

Other income and expenses
Interest income	1,296	—	1,296
Trustee commission (Credit Suisse)	(228)		(228)
Translation for currency exchange gain (loss)	(65,750)	—	(65,750)
Total other income (expense)	(64,682)	—	(64,682)

Provision for income taxes	—	—	—

Net income (loss)	(1,608,525)	(7,325)	(1,649,349)

Basic & diluted (loss) per share	(0.056)	(0.00)

Weighted average number of shares outstanding	28,914,013	20,000,000

The accompanying notes are an integral  part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

Stated in US Dollars

From December 30, 2004 (inception) to December 31, 2007

					Additional Paid-In Capital	Accumulated Deficit	Total Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Net (loss) for period						$—	$—
Balance, December 31, 2004			0	0	0	—	—

Common shares issued for cash at $0.001 per share			19,325,000	19,325			19,325
Common shares issued for cash at $0.02 per share			500,000	500	9,500		10,000
Common shares issued for cash at $0.1 per share			50,000	50	4,950		5,000
Common shares issued for cash at $0.2 per share			125,000	125	24,875		25,000
Net (loss) for period						(33,499)	(33,499)
Balance, December 31, 2005			20,000,000	20,000	39,325	(33,499)	25,826

Net (loss) for period						(7,325)	(7,325)
Balance, December 31, 2006			20,000,000	20,000	39,325	(40,824)	18,501

Common shares issued for cash at $0.50 per share, April15, 2007			7,980,000	7,980	3,982,020		3,990,000
Common shares issued for cash at $0.5 per share, June 15, 2007			5,320,000	5,320	2,698,680		2,704,000
Common shares issued for cash at $0.75 per share, June 18, 2007			133,333	133	99,867		100,000

Preferred shares issued in payment for services on September 28, 2007 at par value $0.001	1,000,000	1,000			0		1,000

Net (loss) for period						(1,608,525)	(1,608,525)
Balance, December 31, 2007	1,000,000	1,000	33,433,333	33,433	6,819,892	(1,649,349)	5,204,976

The accompanying notes are an integral  part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

Stated in US Dollars

	For the Year Ended December 31,		From Inception (December 30, 2004) to December 31,
	2007	2006	2007
		(Audited)
OPERATING ACTIVITIES

Net income	$(1,608,525)	$(7,325)	$(1,649,349)
Adjustments to reconcile net income to net cash provided by operations:
Loans to third party	2,727	—	—
Depreciation	45,877	1,790	49,457
Prepaid expenses	(74)	—	(74)
Accounts receivable	(2,727)	—	—
Accounts payable	1,301	—	1,301
Customer deposits	—	(69,572)	—
Net cash (used) in operating activities	(1,561,421)	(75,107)	(1,601,392)

INVESTING ACTIVITIES
Purchase of software	—	—	(10,000)
Furniture & equipment	(6,753)	—	(8,477)
E-shopping cart (E-Shopping Technologies)	(350,000)	—	(350,000)
Net cash (used) in investing activities	(356,753)	—	(368,477)

FINANCING ACTIVITIES
Loan from shareholders	(500)	—	—
Common & preferred stock	14,433	—	34,433
Additional paid-in capital	6,780,567	—	6,819,892
Net cash provided by financing activities	6,794,500	—	6,854,325

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,876,326	(75,107)	4,884,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,130	83,237	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,884,456	8,130	4,884,456

Cash Paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash activities
Stock issued for services	$1,000	$—	$1,000
Translation for currency exchange (loss)	$(65,750)	$—	$(65,750)

The accompanying notes are an integral  part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financials Statements

From Inception (December 30, 2004) to December 31, 2007

Stated in US Dollars

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on December 30, 2004.

In May of 2007 the Company filed a name change with the Nevada Secretary of State to GlobalPayNet Holdings, Inc.

GlobalPayNet Holdings Inc. (the “Company”) is a US financial services and technology company with global subsidiaries in Canada and Europe (Switzerland and Poland)

The Company and its wholly owned subsidiaries have been providers of services and solutions enabling merchants to authorize, settle and manage credit card and electronic check transactions from a Web site, retail store, mail order/telephone order (MOTO) call center or mobile device since 2004.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c.

Income Taxes

Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes when incurred.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continues)

As of December 31, 2007 the Company holds bank accounts in US dollars (US$). Globus Payments, Ltd., a Canadian company, is GlobalPayNet Holdings, Inc. 100% owned subsidiary, holds accounts in US dollars, Canadian dollars (CAN$) and Euros (Euro€). GlobexPayNet S.A. is the Company’s European subsidiary and holds accounts in Euro€ and in Suisse francs (CHF).

The Company used the Federal Reserve Bank of New York noon rate to translate its foreign currencies accounts into US Dollars (US$).

On December 31, 2007 the noon rate for Euro€ was €1 (one) per US$ 1.4603; the noon rate for CAN$ was US$ 1 per CAN$ 0.9959; Suisse francs rate was US$1.00 per CHF 1.139.

f.

Assets

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

(1)

Cash and equivalents represent the Company’s and its subsidiary bank accounts. As of December 31, 2007 the Company’s cash and equivalents account was $4,884,456.

(2)

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

(3)

On July 31, 2007 The Company entered into a purchase agreement with E-Shopping Technologies, Inc, a Nevada Corp. and Renovatio Group S.A., a Swiss corporation (societe anonyme) and sole shareholder of E-Shopping Technologies, Inc. (E-Shopping) to purchase all of the issued and outstanding shares of E-Shopping for US$350,000 as an advance payment (funds in trust account) and 1,000,000 GlobalPaynet Holdings, Inc. common shares to be issued upon completion of the purchase agreement.

E-Shopping (payment gateway) is an e-commerce application service provider service that authorizes payments for e-businesses, online retailers, bricks and clicks, or traditional brick and mortar. It is the equivalent of a physical point of sale terminal located in most retail outlets. Payment gateways encrypt sensitive information, such as credit card numbers, to ensure that information passes securely between the customer and the merchant.

E-Shopping technologies software is used in e-commerce to assist people making purchases online. The technology provides a means of capturing a client's payment information, and in the case of a credit card they rely on the software module of the secure gateway provider, in conjunction with the secure payment gateway, in order to conduct secure credit card transactions online.

h.

Income

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue totalled $53,670 on aggregate, $4,112 for the year ended December 31, 2007 compared to $36,375 for the same period ended December 31, 2006. Expenses for the year ended December 31, 2007 were $1,547,955 and for the year ended December 31, 2006 were $43,622. From inception to December 31, 2007 the total expenses for the company were $1,637,359.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continues)

Other income and expenses represent the translation for foreign currency (loss) of ($65,750) for the year ended December 31, 2007, interest income from the investment accounts for $1,296. Trustee commission represents a fee charged by Credit Suisse for the investment account in CHF.

Total net income (loss) for the year ended December 31, 2007 was ($1,608,525), compared to ($7,325) for the year ended on December 31, 2006. The Company’s net income from inception (December 30, 2004) to December 31, 2007 was ($1,649,349).

i.

Basic Income (Loss) Per Share

	For the Year Ended December 31,
	2007	2006
		(Audited)
Net income (loss)	(1,606,525)	(7,325)

Basic & diluted (loss) per share	(0.056)	(0.00)

“Weighted average number of shares outstanding”	28,914,013	20,000,000

The computation of basic income (loss) per share is based on the weighted average number of shares outstanding during the periods covered by the financial statements.

Diluted income per shares units is equal to the basic income per unit as there are no potentially dilutive shares outstanding.

j.

Liabilities

Liabilities are divided in short-term and long-term liabilities.

(4)

Short-term liabilities represent an account payable of $1,000 for Auditing expenses and a temporary overdraft of $301 in the HSBC CAN$ account.

The Company holds no long-term liabilities at the fiscal year ending on December 31, 2007.

l.

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

On September 28, 2007 the Company issued $1,000,000 preferred shares @ $0.001 per share to one of its directors in payment for lieu of services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continues)

As of December 31, 2007 there are a total of 33.433.333 common shares issued and outstanding and 1,000,000 preferred shares issued and outstanding.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($1,649,349) for the period from December 30, 2004 (inception) to December 31, 2007 and generated revenue of $53,670 over the same period. During the same period, the Company raised $6,819,892 through the issuance of its common stock and private placements. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – EQUIPMENT

The Company’s equipment consists of the following:

Year	2007	2006	2005

Software	$6,666	$8,333	$10,000
Depreciation	$(1,667)	$(1,667)	$(1,667)
Software, Net	$4,999	$6,666	$8,333

Furniture and equipment	$8,231	$1,601	$1,667
Depreciation	$(460)	$(123)	$(123)
Furniture and equipment, Net	$7,771	$1,478	$1,601

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 8A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15a-14(c) under the Exchange Act), within 90 days prior to the filing date of this report. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factor that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting

GlobalPayNet’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. GlobalPayNet’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our  receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

GlobalPayNet’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. Based on this assessment, our management believes that, as of December 31, 2007, our internal control over financing reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, and position with our company of each director and executive officer is as follows:

NAME & ADDRESSES	AGE	POSITIONS	DATE FIRST HELD
Alain Ghiai Business Address: Columbia Tower 701 Fifth Ave, Suite 4200 Seattle, WA 98104	40	Chairman, CEO, President, Secretary, Treasurer. & Director	December 30, 2004

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

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

ALAIN GHIAI

Chairman, CEO, President, Secretary and Treasurer.  Alain is the founder of GlobalPayNet Holdings Inc. Alain is also a member of the Board of Directors of GlobeXPayNet S.A.. Alain holds a B of ARCH degree in Architecture with 2 other specialties in structural engineering and urban planning.  He has been profiled in several articles in CRM Daily, USA Today, Business Wire, numerous other publications, the Entrepreneur Profile Award from the San Francisco Business Times and The Wall Street Journal’s Special Report: Technology Section as an expert on online commerce in the USA and Europe and has had numerous interviews with Bloomberg.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Because our securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our officers, directors and greater than 10% holders are not subject to Section 16(a) of the Exchange Act (which requires officers, directors and greater than 10% holders to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of a company).

Code of Ethics

The Company has not adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, mainly because currently all of these positions and functions are carried out by one individual, Alain Ghiai, and the Company believes that adopting a code of ethics applicable to only one individual would be unnecessary.  However, as the Company expands and additional executive officers are appointed, the Company intends to adopt a code of ethics.

Nominating Committee; Nominating Procedures

The Company currently does not have a nominating committee and does not presently plan to establish a nominating committee.  The Company has not implemented any formal procedures pursuant to which securityholders may recommend nominees to the Company’s board of directors.

Audit Committee

The Company currently does not have an audit committee and has not made a determination of whether there it has a financial expert. The Company does not presently plan to establish an audit committee. However, if an audit committee is established, the Registrant will make the proper disclosures on Form 8-K.

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alain Ghiai, Chairman and CEO	2007 2006 2005	0 0 0	0 0 0	1,000(1) 0 0	400,000,000 0 0	0 0 0	0 0 0	0 0 0	400,001,000 0 0
Julius Briner (resigned April 15, 2007)	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)

On September 28, 2007, the Company granted Mr. Ghiai 1,000,000 shares of the Company’s Class A Preferred Stock.  Pursuant to the terms of the Class A Preferred, Mr. Ghiai effectively will retain total voting control of the Company regardless of the number of shares of common stock issued.

(2)

On January 17, 2008, the Company granted Mr. Ghiai an option to purchase 200,000,000 shares of the Company’s common stock with an exercise price of $2.00 per share.  The option is exercisable in full beginning on January 17, 2010 and expires on January 17, 2060 unless Mr. Ghiai’s service to the Company is earlier terminated, in which case the option will expire three months after Mr. Ghiai’s termination date.

Outstanding equity awards at fiscal year end.

There were no outstanding equity awards as of December 31, 2007.

Director Compensation.

Alain Ghiai, our sole director, is not compensated for his service as a member of our board of directors.

Employment Agreements

 Currently, we do not have any written employment or consulting agreements.  On January 18, 2008, our wholly-owned subsidiary, Globus Payments Ltd., entered into a consulting agreement with Alain Ghiai, our Chairman and Chief Executive Officer, whereby Globus Payments Ltd. agreed to pay Mr. Ghiai yearly compensation of US$100,000 in cash for services rendered by Mr. Ghiai to Globus Payments Ltd.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent of Company’s the outstanding shares, as of the close of business on April 10, 2008.  Alain Ghiai is currently the only member of our management team, therefore no separate table has been provided solely for management ownership.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (See note 1)
Common Stock	Alain Ghiai 14 Rue du Rhone Geneve 1204 Switzerland	10,163,750 (See note 2)	27.41%
Common Stock	Andorra Banc Agricol Reig SA Calle Manuel Cerqueda 1 AD700 Escaldes Engordany	13,300,000	35.87%
Common Stock	Renovatio Media Group SA 14 Rue du Rhone Geneve 1204 Switzerland	4,500,000	12.14%
Class A Preferred Stock	Alain Ghiai	1,000,000 (see note 3)	100%

(1)

Percentages are calculated based on 37,073,333 shares of common stock and 1,000,000 shares of Class A Preferred Stock issued and outstanding as of April 10, 2008.

(2)

Mr. Ghiai’s common stock ownership includes the following:

a.

 3,978,750 shares owned directly by Mr. Ghiai,

b.

4,500,000 shares owned directly by Renovatio Media Group S.A. (“Renovatio”), of which Mr. Ghiai is the sole director;

c.

990,000 shares owned directly by Globus Communications, a division of Renovatio; and

d.

695,000 shares owned directly by Globus Media Ltd., which is a wholly-owned subsidiary of Renovatio and of which Mr. Ghiai is the sole director.

(3)

Pursuant to the terms of the Class A Preferred Stock, the owner of the Class A Preferred Stock will effectively retain total voting control of the Company regardless of the number of shares of common stock issued.

No other person is the beneficial owner of more than five percent of any class of the Company’s voting securities.

Change of Control.

To the Company’s knowledge, there are no arrangements which may result in a change of control of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions.

E-Shopping Technologies Purchase.  On July 31, 2007, a wholly-owned subsidiary of the Registrant, Globus Payments Ltd., entered into an agreement to purchase E-Shopping Technologies Ltd. from Renovatio Media Group

S.A. (“Renovatio”).  As consideration for the sale, GlobalPayNet Holdings Inc. (“we” or the “Company”) paid Renovatio US$350,000 in cash and issued 1,000,000 shares of its common stock to Renovatio.  Alain Ghiai, our Chairman and Chief Executive Officer and our sole director, is the sole director and majority shareholder of Renovatio.  As of the date of the purchase and sale of E-Shopping Technologies Ltd., Mr. Ghiai was one of two members of the Board of Renovatio.  The other board member also approved the terms of the sale.

Grant of Class A Preferred Stock.  On September 28, 2007, the Company issued 1,000,000 shares of its Class A Preferred Stock to Mr. Ghiai, our Chairman and Chief Executive Officer and our sole director.  Pursuant to the terms of the Class A Preferred, Mr. Ghiai effectively will retain total voting control of the Company regardless of the number of shares of common stock issued.

Option Grant.  On January 17, 2008, the Company granted Mr. Ghiai, our Chairman and Chief Executive Officer and our sole director, an option to purchase 200,000,000 shares of the Company’s common stock with an exercise price of $2.00 per share.  The option is exercisable in full beginning on January 17, 2010 and expires on January 17, 2060 unless Mr. Ghiai’s service to the Company is earlier terminated, in which case the option will expire three months after Mr. Ghiai’s termination date.

Share Transfer.  On February 20, 2008, the Board of Directors of Maisonette International Enterprises, Inc., a Nevada corporation (“Maisonette”), authorized the transfer of 2,500,000 of the Company’s shares held by Maisonette to Mr. Ghiai, our Chairman, Chief Executive Officer and sole director,  as compensation to Mr. Ghiai for having secured a loan on behalf of Maisonette with Mr. Ghiai’s personal assets.  At the time of the transfer, Mr. Ghiai was the sole director and chairman of Maisonette, a position which he has since resigned.

Consulting Agreement.  On January 18, 2008, Globus Payments Ltd., a wholly-owned subsidiary of the Company (“GPY”), entered into a consulting agreement with Mr. Ghiai, our Chairman and Chief Executive Officer and our sole director, whereby GPY agreed to pay Mr. Ghiai yearly compensation of US$100,000 in cash for services rendered by Mr. Ghiai to GPY.  GPY will also reimburse Mr. Ghiai for any out-of-pocket expenses incurred in connection with the performance of his duties pursuant to the consulting agreement.  The consulting agreement has a five-year term, which will automatically renew for successive five-year periods unless notice is given by either party.

ITEM 13.

EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference to the Form 10SB12G filed on January 31, 2006.
3.3	Certificate of Amendment to Articles of Incorporation filed June 18, 2007	Incorporated by reference to the Form 8-K filed August 6, 2007
3.4	Articles of Amendment to Articles of Incorporation filed April 4, 2007	Incorporated by reference to the Form 8-K filed August 6, 2007
3.5	Certificate of Designation of Class A Preferred Stock	Incorporated by reference to the Form 8-K filed October 4, 2007
10.1	GlobalPayNet Holdings Inc. stock option agreement dated January 17, 2008 by and among the Registrant and Alain Ghiai	Incorporated by reference to the Form 8-K filed January 23, 2008
10.2	Globus Payments Ltd. consulting agreement with Alain Ghiai, dated January 18, 2008	Incorporated by reference to the Form 8-K filed January 23, 2008
10.3	Acquisition agreement by and among Globus Payments Ltd., E-Shopping Technologies Ltd. and Renovatio Media Group S.A., dated July 31, 2007	Incorporated by reference to the Form 8-K/A filed August 15, 2007

10.4	Non-US Share Private Placement Agreement with Andorra Banc Agricol Reig, S.A., dated April 15, 2007	Incorporated by reference to the Form 8-K/A filed April 25, 2007
10.5	Non-US Share Private Placement Agreement with Andorra Banc Agricol Reig, S.A., dated June 18, 2007	Incorporated by reference to the Form 8-K filed June 21, 2007
10.6	Non-US Share Private Placement Agreement with Woodrush Ltd., dated June 18, 2007	Incorporated by reference to the Form 8-K filed June 21, 2007
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO and Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (CEO and Principal Financial Officer)	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2007, we engaged Moore and Associates Chartered as our independent auditor.  For the year ended December 31, 2006, we were billed by Moore and Associates Chartered aggregate fees as discussed below.

•

Audit Fees:  Fees for audit services totaled 4,000 and $10,000 in 2007 and 2006, respectively, including fees associated with consents and the review of this report.

•

Audit-Related Fees:  Fees for audit-related services totaled approximately $0 and $6,000 in 2007 and 2006, respectively.  Audit-related services in 2006 principally included accounting consultations.

•

Tax Fees:  We did not engage Moore and Associates Chartered for any tax-related services during 2007 or 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2008.

GLOBALPAYNET HOLDINGS INC., a Nevada Corporation

By:	/s/ Alain Ghiai
Alain Ghiai
Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with GlobalPayNet Holdings Inc. and on the dates indicated.

Signature	Title	Date

/s/ Alain Ghiai	Chief Executive Officer & Chairman of the	April 14, 2008
Alain Ghiai	Board