Form 10-Q
period 2008-03-31
GLOBALPAYNET HOLDINGS, INC.
filed 2008-05-30
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

GLOBALPAYNET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-51769	98-0458087
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

Columbia tower, 701 Fifth Ave, Suite 4200, Seattle, WA 98104

(Address of Principal Executive Office) (Zip Code)

(206) 262-7533

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

37,073,333 Shares of Common Stock, $0.001 par value, outstanding as of April 22, 2008.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes	X	No

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Balance Sheets

Stated in US Dollars

(Un-audited)

	March 31	December 31
	2008	2007
		(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,717,954	$4,884,456
Prepaid expenses	74	74
Loans to third party	2,727	2,727
Total current assets	4,720,755	4,887,257

Equipment, Net	7,572	7,771
Software, Net	4,582	4,999
TOTAL FIXED ASSETS	12,154	12,770

OTHER ASSETS
Goodwill, Net	287,110	306,250
TOTAL ASSETS	5,020,019	5,206,277

CURRENT LIABILITIES
Accounts payable	—	1,301
Total current liabilities	—	1,301

TOTAL LIABILITIES	—	1,301

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value 5,000,000 shares authorized: 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value 300,000,000 shares authorized: 37,073,333 and 33,433,333 shares issued and outstanding	37,073	33,433
Paid in capital	7,251,352	6,819,892
Retained earnings (deficit)	(2,269,406)	(1,649,349)

TOTAL STOCKHOLDERS EQUITY (Deficit)	5,020,019	5,204,976

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY (Deficit)	5,020,019	5,206,277

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Statements of Operations

Stated in US Dollars

(Un-audited)

	For the Three Months Ended March 31,		From inception (December 30, 2004) To March 31,
	2008	2007	2008

REVENUES
Sales	$1,212	$992	$54,882
Cost of good sold	—	—	(978)
	1,212	992	53,904
EXPENSES
General & administrative Expenses	510,933	14,376	2,148,292
Total expenses	510,933	14,376	2,148,292

Other income and expenses
Interest income	1,412	—	2,708
Interest (expense) (HSBC Sec)	(7,650)	—	(7,650)
Trustee commission (Credit Suisse)	—	—	(228)
Translation for currency exchange gain (loss)	(104,098)	—	(169,848)
Total other income (expense)	(110,336)	—	(175,018)

Net Income (loss) before taxes	(620,057)	(13,384)	(2,269,406)
Provision for income taxes	—	—	—

Net income (loss)	(620,057)	(13,384)	(2,269,406)

Basic & diluted (loss) per share	(0.018)	(0.00)

Weighted average number of shares outstanding	33,443,333	20,000,000

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

Stated in US Dollars

(Unaudited)

	For the Three Months Ended March 31,		From inception (December 30, 2004) to March 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net income	$(620,057)	$(13,384)	$(2,269,406)
Adjustments to reconcile net income to net cash provided by operations:
Loans to third party	—	—	—
Depreciation	19,756	448	69,213
Prepaid expenses	—	—	(74)
Accounts receivable	—	—	—
Accounts payable	(1,301)	—	—
Customer deposits	—	—	—
Net cash (used) in operating activities	(601,602)	(12,936)	(2,202,994)

INVESTING ACTIVITIES
Purchase of software	—	—	(10,000)
Furniture & equipment	—	—	(8,477)
E-shopping cart (E-Shopping Technologies)	—	—	(350,000)
Net cash (used) in investing activities	—	—	(368,477)

FINANCING ACTIVITIES
Loan from shareholders	—	9,991	—
Common & preferred stock	3,640	—	38,073
Additional paid-in capital	431,460	—	7,251,352
Net cash provided by financing activities	435,100	9,991	7,289,425

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(166,502)	8,130	4,717,954
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,884,456	(2,945)	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,717,954	5,185	4,717,954

Cash Paid for:
Interest income	$1,412	$—	$2,708
Interest (expense) (HSBC Sec)	$(7,650)	$—	$(750)
Trustee commission (Credit Suisse)	$—	$—	$(228)
Income taxes	$—	$—	$—

Non-cash activities
Stock issued for services	$3,100	$—	$4,100
Translation for currency exchange (loss)	$(104,098)	$—	$(169,848)

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financials Statements

From Inception (December 30, 2004) to March 31, 2008

Stated in US Dollars

(Un-Audited)

NOTE 1 – ORANIZATION AND DESCRIPTION OF BUSINESS

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

The Company’s clear advantage over its competition is that it offers a host of services under one seamless offering, such as fully hosted e-solutions, Software as a Service and customizable online and mobile sales and payment solutions. Our products are more competitive and easier to manage because all of our product divisions function under a common technology and management base. Our sustainable advantage is that we are able to custom tailor products and services to our clients needs very competitively and in a global geographic setting. Our philosophy is to utilize our superior technology to offer customized solutions with a high degree of service giving us a competitive edge.

The Company offers its services in the USA, Canada, and the European Union primarily through a network of channel partners, integrators, banking partners and inside sales team to merchants of all sizes that sell products or services. Our PCI level 1 ultra secure data encryption hosted environment assures our clients of the highest standard in data security and privacy.

The Company’s mission to our shareholders is to provide a long-term solid earnings strategy through innovation, a global risk management policy and an earnings growth through a fiscally responsible policy in order to ensure the long term viability of the Company.

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

Un-audited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financials Statements (Continued)

From Inception (December 30, 2004) to March 31, 2008

Stated in US Dollars

(Un-Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

a.

Accounting Method (continued)

Statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financials Statements (Continued)

From Inception (December 30, 2004) to March 31, 2008

Stated in US Dollars

(Un-Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

e.

Foreign currency translation (continued)

On March 31, 2008 the noon rate for Euro€ was €1 (one) per US$ 1.5808; the noon rate for CAN$ was US$ 1 per CAN$ 1.0275; Suisse francs rate was US$0.9921 per CHF 1.

f.

Assets

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

(1)

Cash and equivalents represent the Company’s and its subsidiary bank accounts. As of March 31, 2008 the Company’s cash and equivalents account was $4,717,954.

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

(3)

On July 31, 2007 The Company entered into a purchase agreement with E-Shopping Technologies, Inc, a Nevada Corp. and Renovatio Group S.A., a Swiss corporation (societe anonyme) and sole shareholder of E-Shopping Technologies, Inc. (E-Shopping) to purchase all of the issued and outstanding shares of E-Shopping for US$350,000 as an advance payment (funds in trust account) and 1,000,000 GlobalPaynet Holdings, Inc. common shares issued on March 1, 2008.

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

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financials Statements (Continued)

From Inception (December 30, 2004) to March 31, 2008

Stated in US Dollars

(Un-Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

h.

Income

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue totalled $53,904 on aggregate; $1,212 for the three months ended on March 31, 2008 compared to $992 for the same period ended March 31, 2007. Expenses for the three months ended March 31, 2008 were $510,933 and for the three months ended March 31, 2007 were $14,376. From inception to March 31, 2008 the total expenses for the company were $2,148,292.

Other income and expenses represent the translation for foreign currency (loss) of ($104,098) for the three months ended March 31, 2008, interest income from the investment accounts for $1,412. Interest expenses for the same period were $7,650.

Total net income (loss) for the three months ended March 31, 2008 was ($620,057), compared to ($13,384) for the three months ended on March 31, 2007. The Company’s net income from inception (December 30, 2004) to March 31, 2008 was ($2,269,406).

i.

Basic Income (Loss) Per Share

	For the Three Months Ended March 31,
	2008	2007
Net income (loss)	(620,057)	(13,384)
Basic & diluted (loss) per share	(0.018)	(0.00)
"Weighted average number of shares outstanding"	33,443,333	20,000,000

The computation of basic income (loss) per share is based on the weighted average number of shares outstanding during the periods covered by the financial statements.

Diluted income per shares units is equal to the basic income per unit as there are no potentially dilutive shares outstanding.

j.

Liabilities

Liabilities are divided in short-term and long-term liabilities.

The Company holds no short-term or long-term liabilities as of March 31, 2008, compared to $10,491 as of March 31, 2007.

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

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financials Statements (Continued)

From Inception (December 30, 2004) to March 31, 2008

Stated in US Dollars

(Un-Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

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

On March 31, 2008 the Company issued 3,100,000 common shares in payment for services at par value of $0.001 per share.

The Company completed a private placement on March 31, 2008 for 540,000 common shares at $0.80 per share.

As of March 31, 2008 there are a total of 37,073,333 common shares issued and outstanding and 1,000,000 preferred shares issued and outstanding.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($2,269,406) for the period from December 30, 2004 (inception) to March 31, 2007 and generated revenue of $53,980 over the same period. During the same period, the Company raised $7,359,352 through the issuance of its common stock and private placements. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Equity Compensation

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

Discussion of Operations

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

Results of Operations for the three months Ended September 30, 2007

Our revenue for the three months ended March 31, 2008 was $1,212 compared to $992 for the same period in 2007.  In the same three months period we incurred expenses of $510,933 compared to expenses of 14,376 for the year-ago quarter. The directors were not paid for management services.  Most of these expenses for the three months ended March 31, 2008 are associated with professional fees, which included legal and management fees for costs associated to the process of our intention to list on the OTCBB NASD exchange.  We anticipate our operating expenses will increase as we develop new business.

Net Loss

We  incurred  a loss of $620,057 for the three months ended March 31, 2008, compared to a loss of $13,384 during the year-ago quarter, and a loss in the amount of $2,269,406 during the  period  from  inception (December  30,  2004) to March 31, 2008.  Our loss was attributable to operating expenses.  We expect losses to continue to accrue in the near future.

Liquidity and Financial Condition

We had cash on hand of $4,825,954 as of March 30, 2008.  Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,289,425.  Given our increased expenditures related to the development of our infrastructure and portal is it difficult to estimate how long our cash on hand will sustain the business.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2008, we issued shares pursuant to a Non-U.S. Share Private Placement and Subscription Agreement, whereby we sold 540,000 shares of our Common Stock for US$432,000 (US$0.80 per share) to Patrick Fischer.  Mr. Fischer is not affiliated with our management team or our board of directors.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

We were not in default under any senior security during the fiscal quarter ended March 31, 2008.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fiscal quarter ended March 31, 2008.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Certificate of Amendment to Articles of Incorporation(2)

3.3	Articles of Amendment to Articles of Incorporation(2)

3.2	Amended Bylaws(1)

31

Certification  by Chief Executive  Officer and Chief Financial Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act,  promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32

Certification  by Chief Executive  Officer and Chief Financial Officer required by Rule 13a-14(b)or Rule  15d-14(b)  of the  Exchange  Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

———————

(1)

Filed with the SEC as an exhibit to our Form 10-SBRegistration Statement originally filed on January 31, 2006, as amended.

(2)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 6, 2007.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALPAYNET HOLDINGS, INC.

By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer

Date:  May 30, 2008