Form 10-Q
period 2008-06-30
GLOBALPAYNET HOLDINGS, INC.
filed 2008-08-14
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

GLOBALPAYNET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-51769	98-0458087
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

Columbia tower, 701 Fifth Ave, Suite 4200, Seattle, WA 98104

(Address of Principal Executive Office) (Zip Code)

(206) 262-7533

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

37,073,333 Shares of Common Stock, $0.001 par value, outstanding as of August 13, 2008.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☒ No

GLOBALPAYNET HOLDINGS, INC.

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements (Unaudited)

3

Consolidated Balance Sheets (Unaudited)

3

Consolidated Statements Of Operations (Unaudited)

4

Consolidated Statements Of Cash Flows (Unaudited)

5

Notes To Consolidated Financial Statements (Unaudited)

6

Item 2.

Management’s Discussion And Analysis Or Plan Of Operation

11

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

14

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

14

Item 3.

Default Upon Senior Securities

14

Item 4.

Submission Of Matters To A Vote Of Security Holders

14

Item 5.

Other Information

14

Item 6.

Exhibits And Reports On Form 8-K

14

SIGNATURES

15

PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements (Unaudited)

GLOBALPAYNET HOLDINGS, INC.

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Balance Sheets

Stated in US Dollars

(Unaudited)

	June 30	December 31
	2008	2007
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,377,834	$4,884,456
Prepaid expenses	74	74
Loans to third party	2,727	2,727
Total current assets	4,380,635	4,887,257

Equipment, Net	7,373	7,771
Software & hardware, Net	48,672	4,999

TOTAL FIXED ASSETS	56,045	12,770

OTHER ASSETS
Goodwill, Net	267,970	306,250

TOTAL ASSETS	4,704,650	5,206,277

CURRENT LIABILITIES
Accounts payable	—	1,301
Total current liabilities	—	1,301

TOTAL LIABILITIES	—	1,301

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock: $0.001 par value 5,000,000 shares authorized: 1,000,000 shares issued and outstanding	1,000	1,000

Common stock: $0.001 par value 300,000,000 shares authorized: 37,073,333 and 33,433,333 shares issued and outstanding	37,073	33,433
Paid in capital	7,251,352	6,819,892
Retained earnings (deficit)	(2,584,775)	(1,649,349)
TOTAL STOCKHOLDERS EQUITY (Deficit)	4,704,650	5,204,976

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY (Deficit)	4,704,650	5,206,277

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Statements of Operations

Stated in US Dollars

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From inception (December 30, 2004) to June 30,
	2008	2007	2008	2007	2008

REVENUES
Sales	$701	$861	$1,913	$1,853	$55,583
Cost of good sold	—	—	—	—	(978)
	701	861	1,913	1,853	54,605
EXPENSES
General & administrative Expenses	350,906	753,030	861,839	767,406	2,499,198
Total expenses	350,906	753,030	861,839	767,406	2,499,198

Other income and expenses
Interest income	1,894	—	3,306	—	4,602
HSBC dividend income	130,122		130,122		130,122
HSBC interest (expense)	(17,039)	—	(24,689)	—	(24,689)
Trustee commission (Credit Suisse)	—	—	—	—	(228)
Translation for currency exchange gain (loss)	(80,141)	78,675	(184,239)	78,675	(249,989)
Total other income (expense)	34,836	78,675	(75,500)	78,675	(140,182)

Net income (loss) before taxes	(315,369)	(673,494)	(935,426)	(686,878)	(2,584,775)
Provision for income taxes	—	—	—	—	—

Net income (loss)	(315,369)	(673,494)	(935,426)	(686,878)	(2,584,775)

Basic & diluted (loss) per share	(0.008)	(0.029)	(0.026)	(0.032)

Weighted average number of shares outstanding	37,073,333	23,303,279	35,283,498	21,334,437

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

Stated in US Dollars

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From inception (December 30, 2004) to June 30,
	2008	2007	2008	2007	2008

OPERATING ACTIVITIES

Net income	$(315,369)	$(673,494)	$(935,426)	$(686,878)	$(2,584,775)
Adjustments to reconcile net income to net cash provided by operations:
Loans to third party	—	—		—	—
Depreciation	21,291	448	41,047	896	90,504
Prepaid expenses	—	—	—	—	(74)
Accounts receivable	—	—	—	—	—
Accounts payable	—	987	(1,301)	987	—
Customer deposits	—	—	—	—	—
Net cash (used) in operating activities	(294,078)	(672,059)	(895,680)	(684,995)	(2,497,072)

INVESTING ACTIVITIES
Purchase of software & hardware	(46,042)	—	(46,042)	—	(56,042)
Furniture & equipment	—	(6,753)	—	(6,753)	(8,477)
E-shopping cart (E-Shopping Technologies)	—	—	—	—	(350,000)
Net cash (used) in investing activities	(46,042)	(6,753)	(46,042)	(6,753)	(414,519)

FINANCING ACTIVITIES
Loan from shareholders	—	—	—	9,991	—
Common & preferred stock	—	13,433	3,640	13,433	38,073
Additional paid-in capital	—	6,780,567	431,460	6,780,567	7,251,352
Net cash provided by financing activities	—	6,794,000	435,100	6,803,991	7,289,425

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(340,120)	5,185	(506,622)	8,130	4,377,834
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,717,954	6,115,188	4,884,456	6,112,243	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,377,834	6,120,373	4,377,834	6,120,373	4,377,834

Cash Paid for:
Interest income	$1,894	$—	$—	$3,306	$4,602
Interest (expense) (HSBC Sec)	$(7,650)	$—		$—	$(750)
HSBC dividend income	$130,122	$—	$130,122	$—	$130,122
Trustee commission (Credit Suisse)	$—	$—		$—	$(228)
Income taxes	$—	$—		$—	$—

Non-cash activities
Stock issued for services	$3,100	$—	$—	$—	$4,100
Translation for currency exchange (loss)	$(80,141)	$78,675	$(184,239)	$78,675	$(249,989)

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

From Inception (December 30, 2004) to June 30, 2008

Stated in US Dollars

(Unaudited)

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

Un-audited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial Statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended March June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

GLOBALPAYNET HOLDINGS, INC.

Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

From Inception (December 30, 2004) to June 30, 2008

Stated in US Dollars

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

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

On June 30, 2008 the noon rate for Euro€ was €1 (one) per US$ 1.5748; the noon rate for CAN$ was US$ 0.9818 per CAN$ 1; Suisse francs rate was US$0.9802 per CHF 1.

f.

Assets

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

GLOBALPAYNET HOLDINGS, INC.

Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

From Inception (December 30, 2004) to June 30, 2008

Stated in US Dollars

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

Cash and equivalents represent the Company’s and its subsidiary bank accounts. As of June 30, 2008 the Company’s cash and equivalents account was $4,377,834 compared to $6,120,373 for the same period in 2007.

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

h.

Property and Equipment

The Company’s property and equipment is comprised of computers, software and office furniture. The property and equipment are depreciated over the estimated life of 10 years and the computers and software over 5 years using the straight—line method.

In May of 2007, the Company purchased furniture and equipment for $6,753.

On July 31, 2007 The Company entered into a purchase agreement with E—Shopping Technologies, Inc, a Nevada Corp. and Renovatio Group S.A., a Swiss corporation (societe anonyme) and sole shareholder of E—Shopping Technologies, Inc. (E—Shopping) to purchase all of the issued and outstanding shares of E—Shopping for US$350,000 as an advance payment (funds in trust account) and 1,000,000 GlobalPaynet Holdings, Inc. common shares issued on March 1, 2008.

E—Shopping (payment gateway) is an e-commerce application service provider service that authorizes payments for e-businesses, online retailers, bricks and clicks, or traditional brick and mortar. It is the equivalent of a physical point of sale terminal located in most retail outlets. Payment gateways encrypt sensitive information, such as credit card numbers, to ensure that information passes securely between the customer and the merchant.

E—Shopping technologies software is used in e-commerce to assist people making purchases online. The technology provides a means of capturing a client’s payment information, and in the case of a credit card they rely on the software module of the secure gateway provider, in conjunction with the secure payment gateway, in order to conduct secure credit card transactions online.

In April of 2008 the Company purchased Computer software and hardware for $46,042. At June 30, 2008 the Company’s equipment, software and hardware net of depreciation was $56,045, compared to $14,001 as at June 30, 2007.

The Company’s goodwill (E—shopping technologies) net of depreciation, was at June 30, 2008 $ 267,970 compared to $0.00 as at June 30, 2007.

h.

Income

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue totaled $54,605 on aggregate; $701 for the three months ended on June 30, 2008 compared to $861 for the same period ended June 30, 2007. For the six months ended on June 30, 2008, the Company’s revenues were $1,913 compared to $1,853 for the six months ended on June 30, 2007.

Expenses for the three months ended June 30, 2008 were $315,369 and for the three months ended June 30, 2007 were $753,030. For the six months ended on June 30, 2008 total expenses totaled $861,839 and for the six months ended on June 30, 2007 totaled $767,406. From inception to June 30, 2008 the total expenses for the company were $2,499,198.

GLOBALPAYNET HOLDINGS, INC.

Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

From Inception (December 30, 2004) to June 30, 2008

Stated in US Dollars

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

Other income and expenses represent the translation for foreign currency (loss) of ($80,141) for the three months ended June 30, 2008, for the 3 months ended on June 30, 2007 was $78,675. During the first six months of 2008 translation for foreign currency (loss) was ($184,239) and for the same period in 2007 was $78,675.

Interest income from the investment accounts for the three moths ended at June 30, 2008 totaled $1,894 and for the three months ended at June 30, 2007 $0.00. On the first six months of 2008 interest income totaled $3,306 compared to $0.00 for the same period in 2007. Total interest income from inception to June 30, 2008 was $ 4,602. Interest expenses for the three months ended on June 30, 2008 were $17,039, for the six months ended at June 30, 2008 totaled $24,689 compared to $0.00 for the same periods in 2007.

Dividend income from HSBC Securities totaled $130,122 as at June 30, 2008 compared to $0.00 for the same period in 2007.

Total net income (loss) for the three months ended June 30, 2008 was ($315,369), compared to ($673,494) for the three months ended on June 30, 2007. For the six months ended on June 30, 2008 totaled ($935,426) compared to ($ 686,878) for the same period in 2007. The Company’s net income from inception (December 30, 2004) to June 30, 2008 was ($2,584,775).

i.

Basic Income (Loss) Per Share

	For the 3 Months Ended June 30,
	2008	2007

Net income (loss)	($315,369)	($673,494)

Basic & diluted (loss) per share	(0.008)	(0.029)

“Weighted average number of shares outstanding”	37,073,333	23,303,279

The computation of basic income (loss) per share is based on the weighted average number of shares outstanding during the periods covered by the financial statements.

Diluted income per shares units is equal to the basic income per unit as there are no potentially dilutive shares outstanding.

j.

Liabilities

Liabilities are divided in short-term and long-term liabilities.

The Company holds no short-term or long-term liabilities as of June 30, 2008, compared to $10,491 as of June 30, 2007.

l.

Equity

On April 4, 2007, the Company amended its Articles of Incorporation to designate 1,000,000 preferred stock as “Class B Preferred” and renamed them as “Class A Preferred” stock and amended and restated the rights, preferences and privileges thereof.

On April 15, 2007, the Company issued 7,980,000 of its common shares at $0.50 per share and entered into a binding Non-U.S. Share Private Placement and Subscription

GLOBALPAYNET HOLDINGS, INC.

Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

From Inception (December 30, 2004) to June 30, 2008

Stated in US Dollars

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continues)

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

As of June 30, 2008 there are a total of 38.073.333 common shares issued and outstanding and 1,000,000 preferred shares issued and outstanding.

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($2,584,775) for the period from December 30, 2004 (inception) to June 30, 2008 and generated revenue of $54,605 over the same period. During the same period, the Company raised $7,359,352 through the issuance of its common stock and private placements. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations for the Three Months Ended June 30, 2008

Our revenue for the three months ended June 30, 2008 was $701 compared to $861 for the same period in 2007.  In the same three months period we incurred expenses of $350,906 compared to expenses of $753,030 for the year-ago quarter. The directors were not paid for management services.  Most of these expenses for the three months ended June 30, 2008 are associated with professional fees, which included legal and management fees for costs associated to the process of our intention to list on the OTCBB NASD exchange.  We anticipate our operating expenses will increase as we develop new business.

Net Loss

We  incurred  a loss of $315,369  for the three months ended June 30, 2008, compared to a loss of $673,494 during the year-ago quarter, and a loss in the amount of $2,584,775 during the  period  from  inception (December  30,  2004) to June 30, 2008.  Our loss was attributable to operating expenses.  We expect losses to continue to accrue in the near future.

Liquidity and Financial Condition

We had cash on hand of $4,377,834 as of June 30, 2008.  Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,289,425.  Given our increased expenditures related to the development of our infrastructure and portal is it difficult to estimate how long our cash on hand will sustain the business.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the fiscal quarter ended June 30, 2008.

Item 3.

Default Upon Senior Securities

We were not in default under any senior security during the fiscal quarter ended June 30, 2008.

Item 4.

Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fiscal quarter ended June 30, 2008.

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

Date:  August 14, 2008

15