Form 10-Q
period 2008-09-30
GLOBALPAYNET HOLDINGS, INC.
filed 2008-11-19
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-51769

———————

GLOBALPAYNET HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

———————

Nevada	98-0458087
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Columbia tower, 701 Fifth Ave, Suite 4200, Seattle, WA 98104

 (Address of Principal Executive Office) (Zip Code)

(206) 262-7533

 (Registrant’s telephone number, including area code)

NA

 (Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

38,084,958 Shares of Registrant’s Common Stock, $0.001 par value, were outstanding as of November 17, 2008.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Page

Item 1.       Financial Statements

3

Consolidated Balance Sheet

3

Consolidated Statements Of Operations

4

Consolidated Statements Of Cash Flows

5

Notes To The Consolidated Financial Statements

6

Item 2.       Management’s Discussion And Analysis Of Financial Condition And Results Of  Operations.

12

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.

14

Item 4T.    Controls And Procedures.

14

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

16

Item 1A.    Risk Factors.

16

Item 2.       Unregistered Sales Of Equity Securities And Use Of Proceeds

16

Item 3.       Defaults Upon Senior Securities

16

Item 4.       Submission Of Matters To A Vote Of Security Holders

16

Item 5.       Other Information

16

Item 6.       Exhibits

16

Signatures

17

Exhibit Index

18

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

Stated in US Dollars

	September 30	December 31
	2008	2007
	(Un-audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,119,149	$4,884,456
Prepaid expenses	74	74
Loans to third party	2,727	2,727
Total current assets	3,121,950	4,887,257

Equipment, Net	7,174	7,771
Software & hardware, Net	50,023	4,999
TOTAL FIXED ASSETS	57,197	12,770

OTHER ASSETS
Goodwill, Net	248,830	306,250

TOTAL ASSETS	3,427,977	5,206,277

CURRENT LIABILITIES
Accounts payable	––	1,301
Total current liabilities	––	1,301

TOTAL LIABILITIES	––	1,301

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock: $0.001 par value
5,000,000 shares authorized: 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value
300,000,000 shares authorized: 38,073,333 and 33,433,333 shares issued and outstanding	38,073	33,433
Subscriptions payable: 11,625 shares @ US$ 2.00 (1)	23,250
Paid in capital	7,251,352	6,819,892
Deficit accumulated during development stage	(3,885,698)	(1,649,349)
TOTAL STOCKHOLDERS EQUITY (Deficit)	3,427,977	5,204,976

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY (Deficit)	3,427,977	5,206,277

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Un-audited)

Stated in US Dollars

	For the three months ended September 30		For the nine months ended September 30		From inception (December 30, 2004) to September 30, 2008
	2008	2007	2008	2007

REVENUES
Sales	$864	$1,426	$2,777	$3,279	$56,447
Cost of good sold	––	––	––	––	(978)
	864	1,426	2,777	3,279	55,469
EXPENSES
General and Administrative expenses	351,827	395,623	1,213,666	1,163,029	2,851,025
Total expenses	351,827	395,623	1,213,666	1,163,029	2,851,025

Other income and expenses
Interest income	22	296	3,328	296	4,624
HSBC dividend income (2)	120,712	––	250,834	––	250,834
HSBC interest (expense) (3)	(18,809)	––	(43,498)	––	(43,498)
Trustee commission (Credit Suisse)	––	––	––	––	(228)
Unrealized gain (loss) on marketable securities (4)	(885,655)	––	(885,655)	––	(885,655)
Translation for currency exchange gain (loss)	(166,231)	(55,227)	(350,470)	23,448	(416,219)
Total other income (expense)	(949,961)	(54,931)	(1,025,461)	23,744	(1,090,142)

Net income (loss) before taxes	(1,300,924)	(449,128)	(2,236,350)	(1,136,006)	(3,885,698)
Provision for income taxes	––	––	––	––	––

Net income	(1,300,924)	(449,128)	(2,236,350)	(1,136,006)	(3,885,698)

Basic & diluted (loss) per share	(0.034)	(0.013)	(0.063)	(0.042)

Weighted average number of shares outstanding	37,997,246	33,455,072	35,760,456	27,054,017

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Un-audited)

Stated in US Dollars

	For the nine months ended September 30		From inception (December 30, 2004) to September 30, 2008
	2008	2007

OPERATING ACTIVITIES

Net income	$(2,236,350)	$(1,136,006)	$(3,885,698)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	62,522	1,513	111,978
Prepaid expenses	––	(74)	(74)
Accounts payable	(1,301)	687	––
Net cash (used) in operating activities	(2,175,129)	(1,133,880)	(3,776,521)

INVESTING ACTIVITIES
Purchase of software	(49,528)	––	(59,528)
Furniture & equipment	––	(6,753)	(8,477)
Company acquisitions	––	(350,000)	(350,000)
Net cash (used) in investing activities	(49,528)	(356,753)	(418,005)

FINANCING ACTIVITIES
Loan from shareholders	––	9,991	––
Common &preferred stock	4,640	13,433	39,073
Additional paid-in capital	431,460	6,780,567	7,251,352
Obligation to issue shares (a)	23,250	––	23,250
Net cash provided by financing activities	459,350	6,803,991	7,313,675

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,765,307)	5,313,358	3,119,149
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,884,456	8,130	––
CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,119,149	5,321,488	3,119,149

Cash Paid for:
Interest income	$3,328	$296	$4,624
Interest (expense) (HSBC Sec)	$(43,498)	$––	$(43,498)
HSBC dividend income	$250,834	$––	$250,834
Trustee commission (Credit Suisse)		$––	$(228)
Income taxes	$––	$––	$––

Non-cash activities
Stock issued for services	$4,100	$––	$5,100
Unrealized gain (loss) on marketable securities	$(885,655)	$––	$(885,655)
Translation for currency exchange (loss)	$(350,470)	$23,448	$(416,219)

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

Stated in US Dollars

(Un-Audited)

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

GlobalPayNet™ is insulated from rising defaults and late payments, because unlike American Express and Discover Financial Inc. as an example, GlobalPayNet™ does not extend credit to cardholders. Rather, all the risks are with the banks and other underwriters.

The Company also offers a fully integrated e-commerce solution for businesses of all sizes and other fully hosted services. Most recently, the Company and Security Metrics Inc., a qualified Security Assessor, have signed a mutual partnership to offer all e-commerce merchants a fully integrated security and scanning solution in order for merchants to comply with the card industry’s PCI/DSS regulations.

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

The Company offers its services in the USA, Canada, and the European Union primarily through a network of outside sales partners, merchant banking partners, third party solution providers, and inside sales team to merchants that sell products or services online. The company was incorporated in 2004 in Nevada, USA and has offices in Seattle WA USA, and Vancouver BC Canada, and has its R&D offices in Kamloops BC Canada. It’s European partner, GlobeXPayNet S.A. is headquartered in Geneva, Switzerland and has offices located in Warsaw Poland, Milan Italy, Dusseldorf Germany, Paris and Nice France and London United Kingdom.

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

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

Stated in US Dollars

(Un-Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Un-audited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for all periods presented have been made.

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

 As of September 30, 2008 the Company holds bank accounts in US dollars (US$). Globus Payments, Ltd., a Canadian company, is GlobalPayNet Holdings, Inc. 100% owned subsidiary, holds accounts in US dollars, Canadian dollars (CAN$), Euros (Euro€) and in British pounds (GBP£). GlobexPayNet S.A. is the Company’s European subsidiary and holds accounts in Euro€ and in Suisse francs (CHF).

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

Stated in US Dollars

(Un-Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company used the Federal Reserve Bank of New York noon rate to translate its foreign currencies accounts into US Dollars (US$).

On September 30, 2008 the noon rate for Euro€ was €1 (one) per US$ 1.408; the noon rate for CAN$ was CAN$ 1.0597 per US$ 1.00; Suisse francs rate was CHF 1.1189 per US$ 1.00; British pound was US$1.704 per £1.00.

f.

Assets

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

 Cash and equivalents represent the Company’s and its subsidiary bank accounts. As of September 30, 2008 the Company’s cash and equivalents account was $3,119,149 compared to $5,321,488 for the same period in 2007.

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

In April of 2008 the Company purchased Computer software and hardware for $46,042. In August of 2008 the Company purchased $1,486 and in September 2008 $2,010 in Computer software and hardware. At September 30, 2008 the Company’s equipment, software and hardware net of depreciation was $57,197, compared to $12,770 as at September 30, 2007.

The Company’s goodwill (E-shopping technologies) net of depreciation, was at September 30, 2008 $248,830 compared to $306,250 as at September 30, 2007.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

Stated in US Dollars

(Un-Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.

Income

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue totaled $55,469 on aggregate; $864 for the three months ended on September 30, 2008 compared to $1,426 for the same period ended September 30, 2007. For the nine months ended on September 30, 2008, the Company’s revenues were $2,777 compared to $3,279 for the nine months ended on September 30, 2007.

 Expenses from operations for the three months ended September 30, 2008 were $350,827 and for the three months ended September 30, 2007 were $395,623. For the nine months ended on September 30, 2008 expenses totaled $1,212,666 and for the nine months ended on September 30, 2007 totaled $1,163,029. From inception to June 30, 2008 the total expenses from operations for the company were $2,850,025.

Other income and expenses represent the translation for foreign currency (loss) of ($166,231) for the three months ended September 30, 2008, for the 3 months ended on September 30, 2007 was $($55,227). During the first nine months of 2008 translation for foreign currency (loss) was ($1,350,470) and for the same period in 2007 was $23,448.

Interest income from the investment accounts for the three moths ended at September 30, 2008 totaled $22.00 and for the three months ended at September 30, 2007 $296.00 On the first nine months of 2008 interest income totaled $3,328 compared to $296.00 for the same period in 2007. Total interest income from inception to September 30, 2008 was $ 4,624.

(2) Interest expenses for the three months ended on September 30, 2008 were $18,809, for the nine months ended at September 30, 2008 totaled $43,498 compared to $0.00 for the same periods in 2007.

(3) Dividend income from HSBC Securities totaled $120,712 for the three months ended at September 30, 2008 compared to $0.00 for the same period in 2007. For the nine months ended on September 30, 2008 total dividend income was $ 250,834 compare to $0.00 for t nine months ended at September 30, 2007.

(4) At September 30, 2008, we had $3,052,844 in cash equivalents and marketable securities. The Company has invested these amounts in corporate bonds, commercial paper, securities, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks and the Company may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition. Unrealized gain (loss) in marketable securities represents the investment loss from securities held by the company for $885,655 as of September 30, 2007.

Total net income (loss) for the three months ended September 30, 2008 was ($1,299,924), compared to ($449,128) for the three months ended on September 30, 2007. For the nine months ended on September 30, 2008 totaled ($2,235,350) compared to ($1,136,006) for the same period in 2007. The Company’s net income from inception (December 30, 2004) to September 30, 2008 was ($3,884,698).

i.

Basic Income (Loss) Per Share

	For the 3 months ended September 30,
	2008	2007
Net income (loss)	$1,299,924)	$(449,128)
Basic & diluted (loss) per share	(0.034)	(0.013)
"Weighted average number of shares outstanding"	37,997,246	33,455,072

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

Stated in US Dollars

(Un-Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The computation of basic income (loss) per share is based on the weighted average number of shares outstanding during the periods covered by the financial statements.

 Diluted income per shares units is equal to the basic income per unit as there are no potentially dilutive shares outstanding.

j.

Liabilities

Liabilities are divided in short-term and long-term liabilities.

The Company holds no short-term or long-term liabilities as of September 30, 2008, compared to $1,301 as of September 30, 2007.

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

On September 28, 2007 the Company issued $1,000,000 preferred shares @ $0.001 On June 15, 2007, the Company issued 5,320,000 of its common shares at $0.50 per share and entered into a binding Non-U.S. Share Private Placement and Subscription Agreement with Andorra Banc Agricol Reig, SA for an aggregate purchase price of $2,704,000.

per share to one of its directors in payment for lieu of services.

On March 31, 2008 the Company issued 3,100,000 common shares in payment for services at par value of $0.001 per share.

The Company completed a private placement on March 31, 2008 for 540,000 common shares at $0.80 per share.

On July 7th, 2008 the Company issued 1,000,000 common shares in payment for services at par value of 0.001 per share.

(1) On July 28, 2008 the Company received $23,250 from an investor to purchase vie private placement 11,625 common shares at $2.00 per share.

As of September 30, 2008 there are a total of 39.073.333 common shares issued and outstanding and 1,000,000 preferred shares issued and outstanding.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

Stated in US Dollars

(Un-Audited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($3,884,698) for the period from December 30, 2004 (inception) to September 30, 2008 and generated revenue of $55,469 over the same period. During the same period, the Company raised $7,359,352 through the issuance of its common stock and private placements. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – SUBSEQUENT EVENTS

In October 2008 the Company 11,625 shares of its Common Stock to an individual investor at a price of US$2.00 per share pursuant to a Non-U.S. Share Private Placement and Subscription Agreement.

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.

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

All amounts in this quarterly report are in U.S. dollars unless otherwise stated.

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

Results of Operations for the Three and Nine Months Ended September 30, 2008

Our revenue for the three months ended September 30, 2008 was $864 compared to $1,426 for the same period in 2007.  In the same three months period we incurred expenses of $351,827 compared to expenses of $395,623 for the year-ago quarter. The directors were not paid for management services.  Most of these expenses for the three months ended September 30, 2008 are associated with professional fees, which included legal and management fees for costs associated to the process of our intention to list on the OTCBB.  We anticipate our operating expenses will increase as we develop new business.

Our revenue for the nine months ended September 30, 2008 was $2,777 compared to $3,279 for the same period in 2007.  In the same nine months we incurred expenses of $1,213,666 compared to $1,163,029 for the same period in 2007.

Net Loss

We  incurred  a loss of $1,300,924  for the three months ended September 30, 2008, compared to a loss of $449,128 during the year-ago quarter, and a loss in the amount of $3,885,698 during the  period  from  inception (December  30,  2004) to September 30, 2008.  The greater loss in the three months ended September 30, 2008 was do in part to unrealized loss on marketable securities and currency exchange loss, offset by dividend income and a decrease in total expenses.  We expect losses to continue to accrue in the near future.

Liquidity and Financial Condition

We had cash on hand of $3,119,149 as of September 30, 2008.  Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,313,675.  Given our increased expenditures related to the development of our infrastructure and portal is it difficult to estimate how long our cash on hand will sustain the business.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T.

CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A.

RISK FACTORS.

N/A

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 11, 2008, we sold 11,625 shares of our Common Stock to an individual investor at a price of US$2.00 per share pursuant to a Non-U.S. Share Private Placement and Subscription Agreement.  The individual investor is not affiliated with our management team or our board of directors.  The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

We were not in default under any senior security during the fiscal quarter ended September 30, 2008.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fiscal quarter ended September 30, 2008.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit
31

Certification  by Chief Executive  Officer and Chief Financial Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act,  promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

GLOBALPAYNET HOLDINGS, INC.

By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer

Date:  November 19, 2008]

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31

Certification  by Chief Executive  Officer and Chief Financial Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act,  promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32

Certification  by Chief Executive  Officer and Chief Financial Officer required by Rule 13a-14(b)or Rule  15d-14(b)  of the  Exchange  Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

18