Form 10-K
period 2008-12-31
GLOBALPAYNET HOLDINGS, INC.
filed 2009-04-24
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

None
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☑   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer

☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)

☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of the registrant’s common stock of US$2.00 per share on July 21, 2008, is US$43,026,296.30.

The number of shares of the registrant’s common stock outstanding as of February 27, 2009 was: 38,313,148.

i

GLOBALPAYNET HOLDINGS INC.

TABLE OF CONTENTS

PAGE

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

24

Item 1B.

Unresolved Staff Comments

24

Item 2.

Properties

24

Item 3.

Legal Proceedings

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters
and Small Business Issuer Purchases of Equity Securities

25

Item 6.

Selected Financial Data

26

Item 7.

Management’s Discussion and Analysis or Plan of Operation

26

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

29

Item 8.

Financial Statements and Supplementary Data

30

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

35

Item 9A.

Controls and Procedures

44

Item 9B.

Other Information

44

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

45

Item 11.

Executive Compensation

46

Item 12.

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

48

Item 13.

Certain Relationships And Related Transactions, And Director Independence

48

Item 14.

Principal Accounting Fees and Services.

49

PART IV

Item 15

Exhibits, Financial Statement Schedules

50

Signatures

51

ii

PART I

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (this “Report”), in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report, for example governmental regulation and competition in our industry, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in this Report will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, the ability of the Company to satisfy its outstanding convertible debt obligations, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.

BUSINESS

DESCRIPTION OF THE BUSINESS

Background

We were incorporated under the laws of the State of Nevada on December 30, 2004. In May of 2007 we changed our name to GlobalPayNet Holdings, Inc.

GlobalPayNet Holdings Inc. (the “Company”) is a global information technology holding group incorporated in Nevada, and headquartered in Seattle WA, with subsidiaries and partnerships in Canada and Europe. The Company provides solutions and services to securely manage and store highly confidential electronic data such as Electronic Payments, Electronic Health Records and other sensitive data exchanged through the Internet by businesses of all sizes. These services are provided in compliance with the Payment Card Industry Data Security Standard, (PCI DSS) and the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

We believe we are insulated from rising defaults and late payments, because, unlike other companies in the sector, we do not extend credit to cardholders. Rather, all the risks are with the banks and other underwriters.

The primary businesses where the Company can leverage its know-how and technology into a Unique Selling Proposition are:

•

Electronic IP-Based Payment Transactions

•

Electronic Health Record Management

•

PCI DSS Compliant Secure Storage of sensitive information

•

Secure web hosting, Secure data storage, disaster recovery and business continuity

•

PCI DSS Compliance and forensic audit services

The Company’s business model is both subscription and transactional fee based, which creates very attractive margins. The company kept its expenditures under strict control during the years of pure development so that it is now debt free and ready to boost the commercialization of the services and solutions. The technical knowledge of the management team together with the light structure enables the Company to foresee the coming market needs and rapidly react accordingly without the burden of a heavy hierarchy. Rigidity and slow reaction to the evolving market situation are among the most severe hindrances of the main competitors. The company’s solutions and services are priced at levels that make them affordable to organizations of all sizes unlike the products of its main competitors.

The company’s Distinctive Business Value relies on the following tenets:

•

Solid entity with international reaches for global data processing (USA, Canada, EU)

•

Service oriented company with innovative services and products

•

Transactional based SaaS business model with a variety of innovative on-demand products generating very high margin recurring fees

•

Experienced management and software development team, tight management of costs and a light and infinitely scalable structure

•

Entirely owned Intellectual Property on software and hardware infrastructure.

•

State of the art technology platform compliant with international data security standards and continually updated

•

Partnerships with Global 100 companies already in place (SAP, RBS, HSBC etc.)

•

Operating in the global electronic payment processing field, Health IT and, data security and storage for all sizes of enterprises on the web and mobile networks.

•

Exceptional forecast of profit and turnover growth in the next 5 years. Realistic targets based upon an organic growth strategy deliverable from the existing asset base.

•

“Global but Local” concept (we are present in 2 continents, 8 countries and can underwrite merchant accounts in 31 countries, including China)

Mission

“To provide public and private organizations highly secure electronic data transaction services globally.”

The Company’s solutions and services are priced at levels that make them affordable to organizations of all sizes unlike the products of its main competitors.

We offer our services in the USA, Canada, and the European Union primarily through a network of outside sales partners, merchant banking partners, third party solution providers, and inside sales team to merchants that sell products or services online. We were incorporated in 2004 in Nevada, USA and have offices in Seattle WA USA, and Vancouver BC Canada, and have our R&D offices in Kamloops BC Canada. Our European partner, GlobeXPayNet S.A. is headquartered in Geneva, Switzerland and has offices located in Warsaw Poland, Milan Italy, Dusseldorf Germany, Paris France and London United Kingdom.

Our principal offices are located at 701 Fifth Ave., Suite 4200, Seattle, WA 98104, and our telephone number is (206) 262-7533. We are incorporated under the laws of the State of Nevada. Our website address is www.globalpaynet.com.

We believe our advantage over our competition is that we offer a host of services under one seamless offering, whereas the competition needs to outsource most of the same services to offer to its clients. We believe our products are more competitive and easier to manage because all of our product divisions function under a common technology and management base and this in turn creates a one-stop shop solution for the customer. In addition, we believe our sustainable advantage is that we are able to custom tailored products and services to our clients needs very competitively and in a global geographic setting.

Industry position

In the electronic payment hierarchy, the company with its PayStream product is positioned at a key point in the payments value chain. All transactions relying on electronic payments of credit or debit cards and e-checks have to pass through a processing IP gateway no matter the concerned business or the amount transacted. The PayStream platform is up and running and integrated with major global clearing and settling platforms including DataCash, Chase Paymentech, VeriFone, FirstData, Global Payments, Deutsche Bank, RBS, NatWest, HSBC, Barclays and Lloyds TSB Group plc.

Revenue is generated by way of monthly gateway fees, transactions fees and a percentage of transacted amounts paid by merchants. A growth in the number of processed transactions would imply an accordingly larger processing power, but the platform’s fundamentals are already in place and can scale up indefinitely. This enables the Company to maintain a very light and agile structure while the processed payments grow up with the number of subscribed merchants.

The same business model is carried onto the Company’s two other service lines, EHRmedi and Securus hosting.

For EHRmedi, the Company applies its advanced PCI DSS Level 1 and HIPAA compliant technology to the management of electronic health records. Using a PCI DSS, HIPAA and HL7 compliant platform, EHRmedi, can function as a complete EHR with added features such as PCI DSS complaint storage of digital imaging. A complex yet easy to use set of reporting tools makes EHRmedi, the perfect EHR, PM, EMR for any practice small or large, as well as a perfect tool to manage Health Information Exchanges (HIEs) for hospital groups or Health Information Networks. Using the Company’s multi-location and redundant hosting network, EHRmedi, can rival its competitors in stability, security, scalability and ease of deployment.

Securus hosting is the Company’s PCI DSS Level 1 secured data warehousing and compliance division. Securus hosting secures, stores and archives electronic data for businesses of all sizes. One of the key differential between Securus hosting and other hosting solutions is that it secures data through its PCI DSS Level 1 compliance and it is run out of the Company’s Swiss data centre. Securus hosting through its Securus digital audits also offers all available PCI DSS enterprise digital audit services. The Payment Card Industry (PCI) Data Security Standard (DSS) requires an annual onsite audit for Level 1 merchants or service providers well as a continuous testing every 90 days of all Internet connected organizations. These services are offered in conjunction with its partner SecurityMetrics Inc.

The PCI DSS onsite audit consists of a well-defined standard. This is unique in the security industry as many audits such as HIPAA and others are not well defined. Securus hosting also offers Securus pay, a secured PCI DSS Level 1 payment page tool allowing web and mobile-based companies to comply with the complex PCI DSS regulations without incurring the high costs of compliance. Securus pay is becoming a de-facto tool for all web and mobile-based global commerce. The business model is much the same as PayStream™ whereas each merchant pays a monthly fee for Securus hosting™ and Securus pay services. These services can be bundled with PayStream or in the case of Health Care organizations they can be part of the EHRmedi services.

Strategic vision

The Company plans to use its technological advantage to target certain market segments. The strategy is to offer value added solutions at mass market prices that rival competitors’ products. The competition concentrates today on a pure pricing model and does not provide sufficient services for its merchants. The Company uses its network of partnerships worldwide in addition to its proprietary services in order to offer a much wider spectrum of choice to its customers and can offer superior service network and technology in order to provide the necessary tools for a solid growth of its clients businesses. The Company operates three divisions and combines all three divisions’ services into one practical and very compelling solution for its clients. No other competitor can compare to this combined service offering with such competitive pricing. The Company has a three-phase plan involved in its strategy.

Phase 1: Research and Development

This phase consists of building the most efficient, scalable and robust data transaction platform. This platform is connected to other integrators and partners in order to be competitive in its service offering and functions in a multi site global environment. GlobalPayNet completed its platform and integration phase as of January 2009. Continuous minor R+D is always done in order to maintain the platform and keep up with new technologies as well as continuing to integrate with various partners such as SAP etc.

Phase 2: Branding

This phase is underway and is to be completed by September 2009. GlobalPayNet has identified its three brands and divisions and is working with a specialized branding and web design firm in the United Kingdom in order to complete its work on time and on budget. The branding effort will yield a clear message to the client targets of each of the three divisions of GlobalPayNet. Once complete, GlobalPayNet will have about one dozen websites in five different languages across Europe and North America.

Phase 3: Commercialization

The commercialization of the main three product rages will take full effect once all documentation and marketing collaterals have been completed in phase 2. GlobalPayNet plans to commercialize its products through three main channels:

•

Channel partnerships and integration partners (SAP, web IT companies, banks)

•

A network of 10,000 Global VARs (Value Added Resellers, wholesalers)

•

SEO marketing, general public exposure (this is organic in growth and carries higher margins)

Go To Market Strategy

Partners’ network: develop a network of geographically localized partnerships with businesses providing complementary solutions. This will provide GlobalPayNet with a capillary sales channel network and will enable partners to market a wider offer.

Customers’ satisfaction: the complete control on the underlying technology will enable the provision of solutions fitting the customers’ needs.

Vertical markets: focus on specific verticals and expand over time:

•

Short Term: Financial services, ERP, Health, consider the advertisement sector.

•

Medium to Long Term: Expand into other verticals such as ISPs (through ASP model) and expand towards Security Compliance (e.g. PCI/DSS certification of existing secure data centers).

Channels: Develop Partner Strategy and Program by Type of Partner:

•

Technology Partners (e.g. SAP)

•

Implementation & Solution Partners (e.g. local IT integrators)

•

Managed Services Partners (e.g. ISPs, Web Sites creators)

Geography: Short term focus on U.S.A., Canada and Western Europe. Expand over time to East Europe growth markets and the GCC, Middle-Far East. The geographical expansion will be based on a clear business case.

Support: Focus on enabling partners to sell, up-sell and renewing. Establish Partner Service, Support and Training Teams that can grow as the network evolves. In the long term possibly develop a Certification.

Marketing: Include in the marketing strategy the partners’ needs and joint marketing programs with partners

Growth potential

Real-Time Electronic Payment Solutions – PayStream, mobiPayNet

The existing infrastructure is able to process more than 100 million payment transactions per year. Considering an average amount transacted in the order of 75 USD, the total current capacity in terms of transaction processing sums up to 7.5 billion USD per year. This capacity is being doubled by 2010 with more data processing capability opening Switzerland and Canada for GlobalPayNet and its partner.

e-commerce and m-commerce

E-commerce is a vast sector and m-commerce is growing exponentially and is finding more and more niche sectors for its use. These include m-commerce, subscription based models and alternative payment methods in EHRmedi’s mediPayNet application. GlobalPayNet is also looking to introduce its micro-payment tools in 2010. Micro-payments are used in various applications, such as the ever-expanding Pay-As-You-Go business models, the social networking industry, the gaming and ring-tone industry and the micro lending sector. GlobalPayNet connects the dots by offering a true multi-currency and multi-lingual Global payment platform.

GlobalPayNet is targeting two types of clients, both using GlobalPayNet’s recurring revenue services:

“wholesale” clients:

•

Larger companies, channel partners, integrators, myriad of sub-customers

•

Global 100 companies already in contract with Company

•

Low acquisition cost, exponential growth potential

“retail” clients:

•

Sales averaging USD 40,000/year, revenue per client min. USD 500/year.

•

Acquisition is organic through SEO, word of mouth, blogs etc…

•

Non-profit organizations (.org) represents unique opportunity

•

Compliance cost too high to them, Securus pay will be sold easily

•

Higher profit margins

PCI DSS Secure Data Management – Securus division

Companies of all sizes such as IP-based merchants, financial organizations, health care organizations and Internet connected organizations often need independent security audits to satisfy the requirements imposed by PCI Data Security Standards, GLBA, FDIC, NCUA, or HIPAA. GlobalPayNet has built a very solid Enterprise Best-Of-Class PCI DSS Level 1 platform in the past two years and has developed the Securus division around it. With a capacity that is extremely scalable and a true multi-site electronic data-warehousing network based in Switzerland and extending to Canada, it is ready to start its commercialization phase.

Securus offers three distinct brands, all of them functioning on the recurring revenue model:

Securus hosting

•

PCI DSS Level 1, HIPAA, FDIC complaint digital data warehousing, disaster recovery services.

•

Clients include financial, medical, research, private and government organizations

•

Integral part of EHRmedi and FiduSecure services

•

Global reach, Swiss based and warehoused

•

Highest level of encryption, redundant and scalable

Securus digital audits

•

PCI DSS Levels 1 through 4 compliance audits (mandated by VISA, MasterCard)

•

Small to large scale organizations (financials, medical etc.) physical forensic audits

•

Corporate partnership with PCI Europe, exclusive partner for Switzerland

•

Partnership with global PCI DSS compliance and audit firm

•

Value added offer for EHRmedi and FiduSecure services

Securus pay

•

PCI DSS Level 1 compliance for SMEs without the high compliance cost

•

Perfect for non-profit organizations, service industry, legal, accounting etc.

•

Value added for EHRmedi and FiduSecure (web secure CRM for fiduciaries)

•

Global client based, compatible with all standards

•

Mandatory for all e-commerce trade as per revised PCI DSS rules version 1.2

Securus hosting is the most environmental friendly solution for secure data storage. Studies have shown that carbon footprint is dramatically reduced when organizations chose an offsite hosting solution.

Web hosting solutions for individuals and micro companies – web4less web4less is a web hosting and management service designed for smaller web non-ecommerce companies and individuals. web4less, plans to offer domain registration services, web hosting and bundled services and does not host its clients in a PCI DSS Level 1 environment. Cross selling with GlobalPayNet’s other services for micro-companies will be done via the web4less websites.

Electronic health data management solutions – EHRmedi

Healthcare is a global marketplace in which the majority of developed countries are facing many of the same issues of aging populations, increasing complexity and costs of medical treatments, government pressures to improve patient safety and contain rate of cost increases, and a reducing work force. In the USA alone, healthcare represents 17% of GDP, EHR (Electronic Health Record) adoption is being pushed by regulatory changes and President Barack Obama has earmarked US$20 billion for Health IT investments in the US alone. The European market is also embracing EHR adoption and the EMEA region represents the largest emerging market for EHRmedi.

EHRmedi has the potential to make a significant contribution to the better management of healthcare provision, to more efficient and cost effective use of resources and in areas such as better patient safety and clinical decision support for evidence based treatments. EHRmedi health care information system is comprised of up to 12 web-based integrated solutions or mediApplications that are optimized to support, physician, clinical, financial, pharmaceutical and administrative needs of health care organizations. Clients can implement GlobalPayNet’s full solution, or design their own solution by choosing one of the mediApplications that best match their unique needs.

Some of the advantages of EHRmedi are:

•

Web-centric, accessible from remote locations online and offline, perfect for telehealth

•

Secure data integrity and security to ensure full compliance with HL7, HIPPA privacy regulations and PCI DSS certification.

•

Cost effective and paperless, accessible and scalable to all practitioners, hospitals and health information exchanges (HIE).

•

Complete data management and medicine procurement management, including e-prescription, electronic file access/transfer, scheduling notifications, reporting and interactive tools.

•

Complete financial management, e-billing, EFT, ACH etc.

A unique geographical positioning strategy

Political stability

Taking a glance at history, it is clear that the political risks can affect business even more seriously and decisively than the economic ones.

GlobalPayNet and GlobeXPayNet have two distinctive bases of operations:

•

Switzerland (representing International operations)

•

Canada (representing North American operations)

The Swiss Confederation is based on a federal system that historically evolved and gave the Cantons a considerable degree of political freedom and administrative autonomy. Switzerland's internal stability isn't impaired by the existence of different language groups and cultural regions. According to the World Competitiveness Yearbook 2008 Switzerland leads all international comparisons in matters of security, private prosperity, social coherence and political stability and ranks as the second most competitive in the world. Historically, thanks to the Swiss political solidity the Swiss Private Banking system was formed to provide a safe, stable haven for assets threatened by political instability.

Canada is a parliamentary democracy and a constitutional monarchy, with Queen Elizabeth II as its head of state. It is a bilingual and multicultural country, with both English and French as official languages at the federal level. Technologically advanced and industrialized, Canada is one of the world's wealthiest nations, with a high per-capita income, and is a member of the Organization for Economic Co-operation and Development (OECD) and the G8. Canada maintains a diversified economy that is heavily reliant upon its abundant natural resources and upon trade. Canada’s large resource rich land shields it from dependence of other countries for its basic energy and agricultural needs, making it a very self-sufficient country. According to the World Competitiveness Yearbook 2008 Canada ranks as the eighth most competitive country in the world.

Neutrality

Switzerland's neutrality was fixed in international law at the Vienna Conference of 1815 and cannot be changed without the consent of all powers involved.

Switzerland’s persistent neutrality has allowed it to afford monetary luxuries that most nations cannot afford. Staying neutral throughout WWI and WWII has allowed it to use government funds on energy research and development, while other European countries are constantly building and rebuilding armies.

Energy independence

As we are all witnessing at the present time, energy dependence is playing a larger part in the geopolitical climate of the globe. GlobalPayNet and its affiliated companies have a very unique and big advantage in being based in two of the most politically stable countries and not depending on a single large supplier for their energy needs. Energy plays a large part of GlobalPayNet’s operations as it has dozens of blade servers in several locations, consuming electricity in data centers which themselves need to be cooled constantly and require a high level of energy supply.

Canada has considerable natural resources and is one of the world’s largest producers and exporters of energy. In 2005, Canada produced 19.1 quadrillion British Thermal Units (Btu) of total energy, the fifth largest amount in the world. Since 1980, Canada’s total energy production has increased by 86 percent, while its total energy consumption has increased by only 48 percent during that period. Canada is also one of the largest producers of Uranium as it produces about one third of the world's uranium mine output. Nuclear power in 2006 contributed about 15.6% of this power, compared with 58% from hydro, 16% from coal and 6% from gas.

Swiss neutrality has left the country as a leader in both hydroelectric and nuclear power. Along with their nuclear energy abilities Switzerland is also in the forefront of hydroelectric power development as it has invested countless years in the research and production of their renewable hydroelectric energy plants. In recent years Switzerland’s hydroelectric technology has been recognized as the top of the field and has caught the eye of the European Union as well as the rest of the world. This strategy has put Switzerland in a unique position as far as their current energy supply. The country currently produces more electricity than it consumes and it is then protected from energetic crisis due to market speculation or international frictions.

With this decentralized policy, GlobalPayNet can be assured of the most affordable and stable energy supplies, giving it another edge against its competitors.

Company services and markets in detail

Payment Solutions - - Paystream, Securus pay Introduction to the PCI DSS compliance, the Payment Card Industry Data Security Standard

In 1998 one of the first large scale credit card fraud was publicly disclosed. About 900,000 cardholders across 22 countries were the victims of fraudulent micro-transactions worth a total of almost 50 million USD. 10 years later, in august 2008, the news reported what can be considered the largest fraud ever involving eleven hackers from around the world charged with the theft and illegal sales of 40 million credit card numbers and personal information stolen from retail stores.

During these years then the major Credit Cards industries have put together their efforts to provide guidelines on how to handle sensible personal data related to credit card payments. These efforts produced in 2004 the first version of the Payment Card Industry Data Security Standard (PCI/DSS), which is now becoming mandatory for all entities involved in the processing of credit card data during a payment. The standards apply to all organizations that store, process or transmit cardholder data – with guidance for software developers and manufacturers of applications and devices used in those transactions. Until October 2008 the PCI Council (composed by American Express, Discover Financial Services, JCB International, MasterCard Worldwide and Visa Inc.) was monitoring the conformance to the standard only in North America, but since the updated rules of PCI DSS have been in effect as of October 30 2008, the PCI council along with PCI Europe are pushing global banks and all companies processing, storing, or transmitting cardholder data to be PCI DSS compliant.

GlobalPayNet Holdings Inc. and Security Metrics Inc., a qualified Security Assessor, have signed Endorsement PCI Validation Program to offer all e-commerce and other IP based merchants and developers a fully integrated security and scanning solution in order for them to comply with the card industry’s PCI DSS regulations.

PCI DSS awareness in Europe

GlobeXPayNet S.A., GlobalPayNet’s European partner, is also partnering with PCI Europe (www.pcieurope.com) in its effort to disseminate awareness around PCI DSS compliance among the European key players in the value chain. This is a privileged opportunity to get in contact with major stakeholders in the payment industry such as banks, Telcos, Internet Service Provides and regulators. GlobeXPayNet S.A. is the major sponsor and organizer of a annual PCI Europe conference to be held in Geneva starting in 2009 at the heart of one of the major banking concentration in the world.

Technology and services

Technology Details

GlobalPayNet’s solutions and services rely on a software framework entirely developed and owned by itself. The software runs on highly secured hardware architectures compliant with the Level 1 of PCI/DSS.

PayStream was developed from scratch in North America by selecting the most reliable and solid components available on the marketplace. GlobalPayNet owns the entire software framework with some open source components integrated and used as services. This implies that the entire source code is available and no third party commercial libraries are part of the solutions, therefore dramatically reducing the costs of ownership. The software application runs on Debian (Linux) servers hosted in PCI/DSS complaint racks in Switzerland (for all non-North American operations) and Canada (for all North American operations).

The Framework

PayStream and Securus pay provide electronic payment and risk management solutions to organizations that process orders for goods and services over the Internet or a mobile network. GlobalPayNet’s solutions and services rely on a software framework entirely developed and owned by GlobalPayNet. The software runs on highly secured hardware architectures compliant with the Level 1 of PCI/DSS.

PayStream - certified at Level 1 since August 2007 – is among the first adopters of the security standard conceived by the major credit card companies. Compliance with this extremely rigorous security standard enables PayStream to provide services not only in the sphere of electronic payments but also in all those domains where extremely confidential data have to be transmitted over the intrinsically unsecure Internet, included but not limited to Electronic Medical Records, as PCI DSS compliance automatically makes you HIPAA (Health Insurance and Portability Act) compliant.

The hardware and software platform owned by GlobalPayNet are hosted only in the most secure hosting facilities carefully selected in compliance with the PCI DSS principles. Some of these facilities are themselves certified PCI DSS and are rapidly developing into “banks for digital information”.

Security Audit

In compliance with the PCI DSS specification, SecurityMetrics - a PCI DSS Qualified Security Assessor (QSA) - performs over 4,000 penetration and intrusion security scans and audits on a on GlobalPayNet’s platforms. These scans are performed quarterly and the results of the scans are publicly available on the SecurityMetrics portal linked to GlobalPayNet’s multiple Web sites. A full physical audit of all locations of GlobalPayNet, GlobeXPayNet and their partner’s sites are undertaken on a yearly basis as well.

Service Level Agreement

Availability

The guaranteed uptime is 99,999% relying on GlobalPayNet’s Swiss and Canadian data centre infrastructure.

Thanks to its global geographical presence, GlobalPayNet can provide real time support by e-mail from 08:00 CET to 18:00 CET from its partner’s offices based in Geneva (Switzerland) and from 09:00 to 19:00 PST from offices based in Vancouver (B.C. Canada). This provides an overall coverage of 20 hours per day with only a 4 hours break between 04:00 and 08:00 CET. The possibility to extend this service can be discussed on a per customer base.

Answers are provided within 45 minutes from reception and incident escalation can foresee a reaction via telephone in case the assistance via e-mail should not fix the problem.

Services

PayStream - Secure Real-Time Electronic Transactions Processing

PayStream is GlobalPayNet’s PCI DSS Level 1 electronic payment gateway providing service to e-merchants and IP connected businesses. The platform can run over 500 million transactions per year and can expand indefinitely. Essentially PayStream is limited only by its amount of servers it is running on. PayStream is classified as Best-of-Class Enterprise as it is also PCI DSS Level 1 compliant. PayStream is also integrated with global payment platforms running back end transactions for the electronic payment market. To date, PayStream is integrated with VeriFone’s PAYware, Paymentech CHASE, First Data, Global Payments, TSYS, BankServ, Deutsche Bank and DataCash. Through DataCash, GlobalPayNet can transact in with merchants in and banks in China as well. Essentially, PayStream is a true Global Real-time Electronic Transaction Gateway.

SAP certification of PayStream

PayStream is being certified by SAP AG as a global payment gateway. Certification with SAP is expected to be complete before the end of 2009. SAP AG, together with its subsidiaries, develops, markets, and sells enterprise application software products for corporations, government agencies, and educational institutions in Europe, the Middle East, Africa, North America and Latin America, and the Asia Pacific Japan region. GlobalPayNet is part of the Software Solution Partners in the SAP Partner Edge Program. Once certified, PayStream will have access to over 82,000 SAP enterprise partners who could use its services.

PayStream is integrated with all of EHRmedi’s, FIDUsecure and Securus products.

Securus pay - PCI DSS Level 1 compliant payment + E-billing tools

Securus pay permits all e-merchants to comply with the latest PCI DSS Level 1 compliance regulations without the high costs associated with PCI DSS compliance. The service integrate any existing e-commerce site and its shopping cart with a payment page hosted on its PCI/DSS Level 1 Compliant secure servers able to accept all the major Credit Cards and e-Checks (VISA, MasterCard, AMEX, MAESTRO…)

Personalized e-billing with Securus pay

Securus pay gives businesses a secure payment page to use at their own convenience and seamlessly integrates with the merchant’s CRM or back end database. Billing is made through a secure email delivery method and merchants’ clients can log in and view and pay their respective invoices. All payments are synchronized with Securus pay back end integrated as well with products such as EHRmedi and FIDUsecure. Securus pay makes it easy and convenient by offering e-check, ACH, EFT, and credit cards as methods of payment. For example a lawyer can send invoices via e-mail in PDF (to be printed for archiving purposes) with a link to the payment page where the user only has to be (anonymously) identified and pay. Clients have access to their own personal payment records so any questions about what was paid and when is a thing of the past.

Together with the payment page subscribers have access to an administration console providing:

•

Payment page configuration and personalization

•

Detailed reporting on all transactions

•

Users’ roles definition and access permissions defined accordingly

•

Secure Data Hosting in a PCI/DSS Level 1 Compliant environment

•

Global integration with any bank or merchant worldwide

OsCommerce / ZenCart compatibility

GlobalPayNet provides a complete set of tools to help webmasters in integrating PayStream and Securus pay in their e-commerce sites. These tools include plug-ins for the most popular e-commerce applications such as osCommerce and Software Development Kits used to create payment pages with the desired “look and feel” and integration is a matter of hours. Securus pay allows merchants to keep their current web hosting company and their current merchant account if they chose to do so. This makes Securus pay the only product in the market capable of interfacing with any merchant or web application in the world, regardless of GlobalPayNet’s banking relationship with that merchant.

Advantages

The main advantages of the chosen business model can be summarized as follows:

•

The subscription-based model assures constant recurring revenue

•

The chosen technological approach enable to rapidly scale-up the sustained workload without affecting operations and with minimum costs

•

The solution enables companies to become PCI/DSS compliant with a minimum impact in terms of business disturbance and costs

•

Ease of integration and operation requires minimal customers’ support

Online payment is becoming a ubiquitous requirement for more and more online applications. Partnerships and certification with large software manufacturers such as SAP will capillary advertise GlobalPayNet’s brands among thousands of companies.

mobiPayNet mobile payments anywhere

mobiPayNet is the GlobalPayNet’s solution to the problem of securely performing payments or fund transfers using the most popular technical gadget on the market: the mobile phone. This state-of-the-art technology is entirely owned by the Group and its partners. and is protected in Europe by an international (PCT) trademark.

There are two services offered by mobiPayNet either as a single bundle or as separate services:

•

The “one shot flying code” or virtual card is a service for Consumer to Business payments (C2B). Here, a one-time credit card number is generated and sent via text message (SMS) to the shopper. This number can be used for a single payment and only for the amount specified by the end user.

•

The second is a platform supporting Peer-to-Peer payments without the intervention of a third party financial entity.

Competitors to mobiPayNet

Paypal, UK.

PayPal, in the United Kingdom, is offering a new service that enable the transfer of funds among subscribers using mobile phones. A subscriber that wants to send money must send an SMS to the PayPal system. This SMS must contain the amount he needs to transfer and the phone number of the recipient.

The PayPal system, after performing checks via SMS too, transfers the money between the two subscribers.

This approach has at least two drawbacks:

•

Money can only be transferred among subscribers

•

The sender must necessarily know the mobile number of the receiver

The mobiPayNet Solution

In order to start using mobiPayNet users only need to have a mobile phone number used to create his the online account. Once the subscription is completed a “cash fund” for the user is created. This “cash fund” can be periodically reloaded or linked to an existing credit card or/and a bank account. The “cash fund” is the money limit a subscriber can use in mobiPayNet. On the other hand the system manager can give credit to a subscriber setting a negative minimum for the “cash fund”. When the balance reaches the minimum threshold for the “cash refund” the system can automatically reload the account or block the payments facilities.

The one-shot card

One-shot cards are credit cards numbers that are generated in real time and sent to mobile phones upon the subscriber’s request. The generated credit card number can only be used once and for the requested amount. They can be used when Card Not Present payments are accepted. (e-commerce web-sites, MOTO transactions, shops with POS accepting manual input of credit card numbers and expiry date).

When a shopper wants to use mobiPayNet to perform a purchase these are the required steps:

1.

The subscriber calls a mobiPayNet number with his registered mobile phone and he is answered by an Interacting Voice Response (IVR)

2.

If mobiPayNet can recognize the CallerID, it requires the authorization (PIN) code associated with the user’s account

3.

mobiPayNet asks the subscriber for the amount needed for the payment transaction.

4.

If the requested amount is available mobiPayNet replies with a credit card code (complete with expiry date and CVV2 code) by voice and/or via SMS

5.

The user can pay with the received credentials as with any other credit card

6.

The code issued by the mobiPayNet system is always valid for a single transaction, only for the amount requested by the subscriber and for a limited time (usually 24 hours)

7.

Even if a malicious third party should intercept and steal the code during the payment transaction, the intercepted code could never be used a second time

8.

All the performed operations can be monitored in real time through the mobiPayNet web console accessible via a common web browser.

The one-shot system can be also used to provide remote persons with cash to be withdrawn from an ATM. A single account can actually be linked to several mobile phones and an SMS containing the one-time code to withdraw a given amount from an ATM can be sent to any of the enabled phones. This is a typical situation where parents may need to send money to traveling kids without the need to given them a credit or debit card.

Peer-to-Peer

The mobiPayNet user account previously described for one-shot cards provides an additional feature for peer-to-peer funds transfer among subscribers. In this case the buyer simply has to communicate to the seller a mobiPayNet code that will be used to create the transaction. For the amount to be definitely transferred from one account to the other, the buyer must provide to the system a sort of delivery receipt stating that the transaction can be completed.

The Market

e-Commerce

Today the Internet might be viewed as a huge market potentially capable of covering the population of the entire world. This is why electronic commerce or e-Commerce is so attractive for many traditional businesses.

Customers shop online because they find it convenient, increasing their choice and helping them to hunt for lower prices. Retailers on the other hand sell online to reach more customers, to sell around the clock and to increase their operations, efficiency and overall competitive advantage. Fear of fraud, privacy & security concerns and lack of trust in online shopping, however, are acting as a drag on the growth of Internet shopping. These are the reasons why the major credit card companies tightened the security requirements to be entitled to perform online payments by defining the PCI Data Security Standard (version 1.2 released as of October 1st 2008).

The perceived benefits is anyway largely predominant over the concerns given that the trend of e-Commerce business reveals a steady double digit grow in all European countries. The diagram below shows how from the US to Europe the annual growth of e-commerce spending is set at two digits figures notwithstanding the persisting concerns in terms of security and confidentiality.

The amount of trade conducted electronically has grown dramatically since the large introduction of the Internet. A wide variety of commerce is conducted in this way, including things such as electronic funds transfer, supply chain management, e-marketing, online marketing, online transaction processing, electronic data interchange, automated inventory management systems, and automated data collection systems. Modern electronic commerce typically uses the World Wide Web in at least some point in the transaction's lifecycle.

A recent survey performed by SearchSecurity Inc. (www.searchsecurity.com) showed how relatively few are consumers scared by the recent online frauds news. When asked if Web threats, spam and phishing attacks prevented them from shopping online during the 2008 Christmas season:

•

11% answered “Yes, I prefer going to malls and shopping plazas”;

•

29% answered “No. My holiday shopping will be done online”;

•

58% answered “I shop online and at brick-and-mortar stores”;

According to eMarketer’s annual report in 2006 the e-Commerce market size in Europe has grown to €106 billion ($133 billion). Analysts say that it is very likely to go on increasing and display a very fast rate of annual growth up to 25%. The situation will be stable for at least five years and the market will reach the point of €323 billion ($407 billion) by 2011.

Britain, France and Germany prevail in the European E-Commerce market. These countries have the largest share in the total figures transactions up to 72%. British e-Commerce market ranks first and it reached €50 billion in 2007, which is 19% higher than the figures of 2006. Germany holds the second place. However, it is first in the number of online-customers who sum up to 3 millions.

Some researchers also note that in the next five years the European market might increase significantly due to the e-Commerce growth in the countries like Italy, Holland and Spain.

The m-commerce market

A few figures are here provided for electronic transactions performed exclusively via mobile devices.

Juniper Research expects worldwide mobile gaming revenues to reach $16 billion by 2012, a huge increase over the company’s estimate of $5 billion for 2007. Juniper Research notes that in some European countries game downloads have already surpassed ring tones and that mobile handsets have become de facto game consoles in many developing countries.

Other researchers are taking a more cautious approach to forecasting mobile gaming revenues. Understanding & Solutions (U&S) projects growth to US$6 billion in 2011 from US$3.6 billion in 2007 and Gartner essentially splits the difference between the U&S and Juniper data, with a worldwide forecast of US$9.6 billion in mobile gaming revenues for 2011. Estimates shows that 38% of mobile phone users in Western Europe will use the mobile Internet by 2013. This equates to 125 million Europeans. Today, only 42 million Europeans access the Web regularly from their mobile phones. The proliferation of 3.5G devices is expected to drive this growth. Austria, Italy, the UK, and the Nordics lead the region in 3G adoptions.

Electronic Medical Data Management: EHRmedi

Introduction

What is an EHR system?

The recent years has brought series of electronic communication tools that improve health care systems. The electronic healthcare record (EHR), which is replacing the paper base system, contains the medical records that physicians and nurses create and use in their daily routines. The other authentic health professionals and social workers also employ this system. Usability of EHR systems should denote the ease of use with efficiency and help the clinicians to access information. It is also important for a patient that their health information is recorded in a secure system that authentic users have access to. An EHR is a tool to provide sufficient data information for the authentic users. The records are available electronically to authorized healthcare providers anywhere, anytime in support of high quality care. It helps all users in the healthcare system to perform their jobs at the high level of quality, expected by national and international standards.

Potential benefits for patients and physicians from broad adoption of EHRs:

•

Used in conjunction with e-prescribing, EHRs can help reduce adverse drug events, medical errors, and redundant tests and procedures by ensuring doctors have access to all their patients’ relevant health history at the place and time care is delivered.

•

EHRs can make it easier for physicians to identify various serious illnesses and prescribe relevant medication or treatment. EHRs also can ensure the use of preventive services such as health screenings, which can help reduce health care costs.

•

EHRs yield an organized patient treatment history that makes it easier to find vital health information and prescribe treatment.

•

EHRs can help to improve communication between patients and providers, giving patients better access to timely information and can reduce office wait times by improving office efficiency.

EHRmedi - electronic health records secure data management (EMR, PM, EHR)

EHRmedi is a HIPAA and PCI DSS compliant web-based healthcare software suite optimized to support, physician, clinical, financial, pharmaceutical and administrative needs of health care organizations and ambulatory services. Clients can implement its full solution, or design their own solution by choosing one of EHRmedi’s applications that best match their unique needs.

The first applications to be launched by the end of 2009 are mediPayNet and mediPhysician.

mediPayNet offers physicians and medical centers and pharmacies of all sizes, a manageable IP based, secure, patient e-billing and payment collection. This collection of data is stored in the most secure environment abiding by the PCI/DSS Level 1 Compliance rules (Payment Card Industry Data Security Standard).

mediPhysician is a full practice management tool catering to smaller and mid scale medical practices. Our EHRmedi software is fully available for customization that will suit the needs of various practitioners. From tracking and scheduling office appointments, referrals, prescription writing, patient data and all billing codes associated with invoicing, mediPhysician is easily implemented and will provides affordable solution.

The next version of EHRmedi coming in 2010 will have full charting and audit trail for large organizations and will include mediImaging which provides physicians storage and access to viewing diagnostic imaging services. This allows for storage of every multimedia object within the health facility from DICOM images (Digital Imaging and Communications in Medicine) to all audio and signal data. Critical information is available to physicians, nurses and clinical staff in a comprehensive and real-time manner.

EHRmedi also includes all the benefit features of PayStream, Securus hosting and Securus pay. The entire application is sold on a per-user or per multi-users package, ranging between USD99/mnoth to USD300/month in the USA. There is no setup fee for this service. This business model is called SaaS or “Software as a Service” and its innovator, Salesforce.com, which sells business software over the Internet, saw its revenue rise 48% to USD787.2 million in the nine months ended Oct. 31 2009. Its products can be activated immediately, paid for on a monthly subscription and don't require any hardware or periodic upgrades. All upgrades are handled by EHRmedi automatically and free of charge.

This product is perfect for new practitioners as it eliminates a vast majority of initial setup costs for practice management, data storing and software purchases a practitioner has to endure in their first year of practice.

As EHRmedi’s applications are deployed GlobalPayNet will offer a full spectrum of services to a variety of organizations allowing full interoperability of hospitals, private clinics (small to large), radiology departments, laboratory services, pharmacy, health management and accounting departments. No specialty or healthcare service will be left untouched.

Who will be using EHRmedi?

Almost any specialty can benefit from using EHRmedi, and with GlobalPayNet’s free customization policy no healthcare specialty is out of our reach. The scope includes but are not limited to:

Cardiology

Dentistry

Dermatology

Endocrinology

Gastroenterology

GeneralPractice

Gynecology

Obstetrics

Ophthalmology

Pediatrics

Radiology

Sports Medicine

This system is interactive in many ways:

•

Doctor-Patient relations via communications (web or voice)

•

Patient-Doctor scheduling notifications, record viewing, prescriptions order and reporting of trends, user-friendly graphs and interactive tools

•

Health related forums and advice

•

Pharmacist-Patient communications, e-prescription fulfillment, etc.

•

Multi lingual and adapted to all age groups and specialties

•

Remote location patient management for Doctors

•

Multi level permission based features for various access level

•

Financial management, mobile payment, etc.

•

Each medical practice will is able to custom feature all aspects of the system and a white label version will be provided to clinics and large medical centers

•

Fully compliant with HIPAA, SAS70, PCI DSS Level 1

The system is scalable and easily deployed on a vast global network using GlobalPayNet’s advanced and secure hosting facilities located primarily in Switzerland. It is being sold on a per-seat licensing or per group licensing payable yearly or monthly, allowing for easy management and affordability. The information pathways allow doctors’ office, clinics, hospitals, pharmacies and any health care provider (practitioner) to access a patient’s medical history from anywhere a computer or a mart phone (such as iPhone) can be accessed, even when off-line. Any authorized user can get a complete and accurate picture. The system is maintenance free as opposed to traditional software purchase.

All medical terminology downloads are automatically included (i.e. ICD codes – international classification of diseases, SNOMED – systemized nomenclature of medicine, LOINC – logical observation Identifiers Names and Codes) – these vital functions will automatically be upgraded in all users of EHRmedi with no cost and don. Services include free email support and 24/7/365 premium support as well. As EHRmedi changes and new technologies advance, these will automatically be included in the price package without ever worrying about new cost increases (ie: telehealth capabilities, sync iPhones, mobile devices, template revisions, insurance form revisions, drug interaction alerts etc.)

SAP certification of EHRmedi

EHRmedi is being certified by SAP AG as a global EHR system. Certification with SAP is expected to be complete before the end of 2009. SAP AG, together with its subsidiaries, develops, markets, and sells enterprise application software products for corporations, government agencies, and educational institutions in Europe, the Middle East, Africa, North America and Latin America, and the Asia Pacific Japan region. GlobalPayNet is part of the Software Solution Partners in the SAP Partner Edge Program. Once certified, EHRmedi will have access to over 82,000 SAP enterprise partners and healthcare organizations who could use its services.

The establishment of such a system allows for a modern health care system that is safe and more efficient for years to come.

The Market:

Global Market for Electronic Health Records

Efforts to develop an electronic health record have been underway in many parts of the world for many years. In the United States, independent doctors, followed quickly by insurance companies (then by managed groups such as HMOs and finally by the federal government’s DHHS, (Department of Health and Human Services), have initiated the lead.

Though people might be similar, and their medical needs might be thought of as standard, point in fact is that the evolving nature of the EHR within the EU is quite different from that in the rest of the world. This is so for various reasons, not the least of which involve different political and economic forces. The EU’s social policy now covers healthcare for every European citizen, even as that citizen travels from one country to another. Medicare and HMOs in the US do not take the same spin on healthcare and pharmaceutical payments as each federated state does in the EU. It is, therefore, natural to assume a different (sometimes parallel) evolution of EHR healthcare standards in Europe (and the rest of the world). Many countries within the EU and non-EU members are implementing a mandatory EHR usage in the years to come.

A recent study suggested that 75 percent of medical students strongly support the use of EHR in clinical medicine. Despite the U.S. being a leader in IT healthcare technology, the U.S. does lag behind most other developed countries of the world in its adoption. Many countries, including Canada, England, New Zealand, Australia, Denmark and the Netherlands, had “top-down” government mandates for implementation of healthcare IT a decade before the U.S. began to introduce EHR-adoption bills into Congress. Others countries, including India and Israel, have developed a “grass roots” approach that has been driven by competition in the private sector, but fueled at local and national government levels. Canada’s approach has been a collaborative effort between the government and private sectors but has been financed extensively through public funds.

In 2004, the United States Government recognized the need for the federal government to promote development of a secure, nationwide, interoperable health information technology infrastructure that would improve the quality and efficiency of health care in America. To advance the initiative, he established at HHS the Office of the National Coordinator for Health Information Technology (ONC). Among its many activities, ONC created a process for certifying health information systems, an important step in developing the program CMS announced today.

“This project is a major step toward President’s goal of most Americans having access to a secure, interoperable electronic health record by 2014,” said Dr. Robert Kolodner, the current National Coordinator.

In July 2006, the Institute of Medicine estimated that more than 1.5 million Americans are injured every year by drug errors in hospitals, nursing homes and doctors’ offices. A 2005 study in the Journal of the American Medical Association showed that clinical information is frequently missing at the point of care, and that this missing information can be harmful to patient. That study also showed that clinical information was less likely to be missing in practices that had full electronic records systems.

There is growing evidence that suggests significant benefits from investment in EHRs, arising from improvements in the quality and safety of healthcare services and also the possibility of cost savings. Purchasing a certified

EHRmedi product has the potential to improve patient care and services processes by facilitating data/system interchange and interoperability to support shared knowledge networks thereby improving patient experience and diagnosis/treatment/care outcomes.

While North America, European Union, non EU countries, and the rest of the world do posses various challenges in implementing EHR systems, the IT healthcare industry, including EHRmedi, is working non-stop to break those barriers. Once we have implemented EHRmedi in the USA, we will be providing global EHRmedi solutions in the near future.

Key Vendors/Competitors– (mostly US based as EU does not represent significant competition)

The key vendors in the hospital IT market are multinational companies with large portfolios of IT solutions that cover most operating environments for healthcare delivery systems. These corporations are referred to as “enterprise vendors.” Their portfolios of solutions range from financial solutions and EMR environments to solutions that are used in ancillary departments. The problem is the very high cost of implementation imposed on healthcare facilities. Small and medium practices cannot afford these enterprise management tools.

Overall, the top enterprise healthcare IT vendors with respect to IT application market share for the U.S. hospital market are:

•

McKesson Information Solutions (MCK: NYSE): http://www.mckesson.com/health_providers.html

•

Siemens Medical Systems (SI: NYSE): http://www.medical.siemens.com

•

GE Healthcare (GE: NYSE): acquired IDX Systems http://www.gehealthcare.com/worldwide.html

•

Cerner Corporation (CERN: Nasdaq): http://www.cerner.com/public/

•

Epic Systems Corporation (private): http://www.epicsystems.com/

•

Computer Programs and Systems, Inc. (CPSI: Nasdaq): http://www.cpsinet.com/default_IE.php

•

Healthcare Management Systems (private): http://www.hmstn.com/

Secure Data Hosting: Securus, Securus digital audits, Securus hosting

Introduction

An increasing amount of companies, be they large corporation or SMEs are faced with the burden of properly handling increasing amounts of confidential digital data both in terms of transport and storage. Business continuity is growing in popularity among the high priority issues companies have to face as long as their operations are progressively going online. A new trend in this area is to outsource the task and – most important – liability to third parties whose core business is to keep the pace of the ever-evolving Internet and digital data security technology and regulations.

Securus concept

Data is the lifeblood of the modern company, and so creating an effective level of data security is increasingly seen as a mission critical objective by most industries. Securus hosting and Securus digital audits offer a dedicated range of data security services including secure storage, transmission and secure deletion to accommodate the requirements of all businesses. The highest security requirements fulfilled for PCI/DSS Level 1 compliance provides the guarantee that all data is stored and managed following the most appropriate security protocols.

The Data Centre

GlobalPayNet and its partners have invested considerable resources and know-how to position Switzerland and in particular Geneva, as the most secure location in the world to host and manage highly sensible corporate digital data. The servers are located in a highly secure processing centre providing full redundancy and complimentary processing operations. This facility features multiple physical and electronic security systems, including biometric authentication, 24/7 manned surveillance, automated surveillance systems, multiple checkpoints, highly secure rooms, restricted passageways and multi-person access controls. Additional monitoring equipment is installed within GlobalPayNet’s servers’ racks in order to provide real time notification (e-mail, SMS) of any physical access to the facility. The servers are hosted in an ISO 9001:2000 certified building providing a complete data centre infrastructure service: a secure, reliable and cost-effective way to ensure the continuous availability of business systems and applications.

The secure and resilient facility has been constructed to offer:

•

Physically and Technically Secure Environments

•

Multiple Broadband Connectivity

•

Complex Air Conditioning and Cooling Systems

•

Online Standby Power Supply Generation

•

Complex Monitoring and Control Systems

•

Plug & Play Environment for any type of IT Outputs (remote monitoring)

Securus aims at becoming a worldwide-recognized brand deploying an efficient and cost effective secure PCI DSS compliant electronic storage infrastructure enabling real time data back up and recovery.

Securus pay characteristics and functions

Securus hosting intends to protect clients’ sensitive information and enable compliance with PCI DSS, HIPAA, SAS70 and IT governance regulations. The service provides online storage, backup, disaster recovery and encrypted remote access to confidential data that are accessible using any web-enabled device.

File system encryption

Secret Key Encryption, also known as symmetric encryption, gives clients the only key to their storage space. Not even Securus hosting or its employees can access the encrypted files. This ensures that the confidentiality of documents, proprietary information, and intellectual property are intact. The information is received from clients’ terminals via a Secure Socket Layer (SSL/TLS) connection and then encrypted using a 256-bit AES algorithm.

Security Compliance

Our method of data storage satisfies security requirements mandated by:

•

Payment Cards Industry Data Security Standard;

•

Health Insurance Portability and Accountability Act

•

Sarbanes-Oxley Act

•

SAS-70

•

Gramm-Leach-Bliley Act

•

FIPS-197 (AES) Approved Encryption

Temporary URLs

Using the "Temporary URLs" feature, clients can share any file on their Securus hosting account without giving access to the whole filesystem. Clients can designate how many days the Temporary URL can be used and can even track how many times files have been downloaded. This is typically useful to avoid sending documents as e-mail attachments or simply moving them on physical storages such as memory devices or optical disks.

Desktop Integration

The Securus hosting solution is unique in that it integrates directly within Macintosh or Windows operating system, making its clients’ remote storage as easy to use as a local drive on their computers. No software resides on the computer and no additional software is required; any common web browser can be used to administer the remote account while files can be transferred both via the Web interface and with standard filesystem operations (Copy, Move, Delete).

Secure file deletion

Deleting a file from a Hard Disk (using whatever Operating System from Windows to Linux) normally just removes the file's directory entry, but the data itself remains on the disk. There's good and bad in this. The good is that the file owner can recover accidentally deleted files. The bad: this can be done by anyone else.

Securus hosting secure file removal insures that the file is not only removed from the Operating System filesystem but that the physical memory where the file was stored is actually rewritten with random data. The result: it is impossible to recover something that does not exist.

Platform Independence

Access to the Securus hosting secure storage is offered from a wide range of mobile devices such as iPhone, Palm, Windows Mobile, BlackBerry, Mac OS or Handheld Computer that are web-enabled and can connect to the internet.

Securus digital audits - PCI compliance and security consultancy

Introduction

GlobalPayNet has a close relationship with SecurityMetrics Inc, a U.S. based leading provider of Payment Card Industry (PCI) Data Security Standard (DSS) security solutions. SecurityMetrics is certified to perform PCI Scans (ASV), PCI audits (QSA), PABP software audits, penetration tests and forensic analysis. It is also a Qualified Payment Application Security Company (QPASC) and offers a security appliance with vulnerability assessment, intrusion detection and intrusion prevention functionality.

Thanks to this partnership Securus digital audits is able to offer consultancy and auditing servicing to businesses aiming at either becoming PCI/DSS level 1 compliant or simply improving the security of their IT infrastructure. While well developed in the US, The PCI/DSS security market is at its dawn in Europe where the standard’s name itself is barely known and only a few players have taken the very first explorative steps.

GlobalPayNet has a perfect time-to-market now and can leverage all the investments made in the past years and the experience accumulated in terms of PCI/DSS security compliance to assist medium to large businesses in their seek for compliance or enhanced IT security in the world, and particularly in the EMEA region. This is an exploding market, considering the latest news on insiders’ misuse of corporate confidential information and the growing amounts of digital data that is produced daily in any sort of business.

The collaboration with SecurityMetrics enables Swiss based GlobeXPayNet S.A. to offer the unique set of tools described below to satisfy credit card association requirements for merchant data security and merchant website inspection.

Merchant Data Security

Merchant Data Security tools are designed to help acquiring organizations meet Visa CISP, MasterCard SDP, American Express DSS and Discover DISC merchant data security programs. A Merchant Compliance Console is provided to enable just one person to manage an entire merchant security program.

Merchant Compliance Console

The Merchant Compliance Console is a comprehensive web-based system that performs the following:

•

Obtains Internet domain and email data for all online merchants

•

Notifies merchants of security program requirements

•

Tracks merchant enrollment and provides management graphs

•

Records merchant compliance and provides management graphs

•

Facilitates easy merchant compliance reporting to card associations

•

Merchant Inspection Console

The Merchant Inspection Console supporting the Visa Electronic Commerce Merchant Inspection Requirements that apply to all merchants signed after October 1, 2003. These tools automate the process for checking all merchant sites. This is required as of June 1, 2004. The Console is able to:

•

Perform detailed website review using "spidering" technology

•

Verify that merchants are operating within the acquirer's jurisdiction

•

Analyze the merchant’s site for illegal products/activities

•

Check to see if the business product has changed

•

Automatically retain electronic copies of the merchant website

•

Provide side-by-side comparison screens for fast manual verification

Onsite Data Security Audits

Merchants, banks, credit unions, health care organizations and Internet connected organizations often need independent security audits to satisfy the requirements imposed by PCI Data Security Standards, GLBA, FDIC, NCUA, or HIPAA.

In response to these needs, the Securus digital audits offers the following security services separately or as components of a comprehensive data security audit:

•

eCommerce Compliance with PCI DSS

•

Onsite Computer Inspection provides an analysis of GlobalPayNet's computer system security. All findings are included in a comprehensive audit report

•

The Security Policy Review is a thorough review of security policies, based on the client’s unique security needs and audit requirements

•

The Internal Network Vulnerability Assessment offers an internal security assessment of the corporate network. Every computer/server/network device is tested for over 4,000 security weaknesses. A report is provided detailing the security of each network device. The report includes recommendations for resolving any discovered security problems.

The Penetration Testing is a thorough security evaluation of the network perimeter. Footprinting or profiling is the first step. Then a complete vulnerability assessment is performed. Once the assessment is completed then all remote access vulnerabilities are manually applied to attempt penetration of the perimeter. A report is provided documenting the penetration efforts and recommendations for improving your external network security.

Manual Computer Inspection is performed for companies who want to verify their equipment (server, workstation, firewall, router, etc.) is running the appropriate software revisions. Virus software and other critical software components are manually inspected and the findings are provided in an audit report.

Wireless Security is a test to identify wireless accessibility to unauthorized computers and data. Using the latest wireless network tools all discovered security weaknesses are documented. A report is provided detailing the discovered weaknesses with recommendations for improvement.

War Dialing is a test of all phone lines and extensions. Listening modems and other potential security weaknesses on the corporate phone system are tested. A report of all findings is provided with recommendations for improving security.

The Market

Secure Data Hosting

Losing critical data can potentially mean thousands of hours of lost work and lost customers. This is the reason why more and more companies, from large corporation to SMEs, are purchasing services of secure hosting, disaster recovery and business continuity to specialized third party providers. Research conducted by the Computing Technology Industry Association (CompTIA) indicates that buyers of managed IT services spent most of their capital dollars on security, storage and disaster recovery products and services in 2007.

One-third of the 322 organizations surveyed—all current users of managed IT services, such as Web hosting and subscription applications—said they plan to invest or upgrade spending in storage, backup and disaster recovery services.

The same percentage of organizations, 33 percent, said they plan to invest or upgrade their spending in managed security services in 2007, the spokesperson said.

Other managed services' spending priorities for 2007 include Web or e-mail hosting, cited by 27 percent of the surveyed companies; network monitoring and administration, 25 percent; and software-as-a-service and application subscriptions, 20 percent.

When asked why these IT professionals chose to outsource 40 percent of the organizations reported that they do not have the in-house skills to manage certain IT services.

Another 30 percent said it is less expensive for them to have an outside party manage certain IT services than if the work was done in-house, while 21 percent said they chose the managed services model because it allows them to focus on their core competency. The mean amount spent by the companies on managed services in the past year was $243,855.

Global online backup services are poised for growth, according to research company IDC.

The growth will be fuelled by a combination of factors, including the tremendous growth in digital data generated by both individuals and small businesses. IDC said it estimated that revenue for this emerging market would reach $715 million by 2011, representing a 33.3% compound annual growth between 2006 and 2011.

Over half of the spending in this market will be in North America at first, but other regions will increase their share through 2011. Adoption by consumers and small businesses would dominate the market for several years with slower adoption by medium-sized businesses and enterprises.

On the other hand, if these kinds of mass-market services can be suitable for the average Internet user simply wishing to backup the summer holiday’s pictures or the newborn first steps movie, they may not be what corporations are looking for as a secure backup solution for sensible data. It is common knowledge that most of non-US corporations are not comfortable in storing confidential information on servers that may be accessible to the US administration through federal agencies such as the National Security Agency (NSA). At the same time, countries of the (mid and far) East would never use US based companies to secure critical information affecting national security.

These are the reason why GlobalPayNet believes that its partner’s Geneva, Switzerland based data centre can provide a unique service by leveraging the well-known neutrality and political stability of Switzerland. In this perspective GlobeXPayNet is already able to offer secure online storage service and secure web hosting by developing partnerships with the most reliable providers of secure hosting facilities currently used by large financial corporations and worldwide online leaders.

Network Infrastructure and State of the Art Technology

With our system, clients are assured of security and reliability. Clients access our gateway via an Application Integration Platform (AIP) that combines front-end application, content maintenance and application business logic management under an open-software-architecture and a single interface. Management believes GlobalPayNet’s gateway is unique in the number of methods of access it allows (SSL via APIs that are Java, C# or HTML based), and in its ability to support each merchant through one vertically integrated source. In most competitive instances, such services are performed by different parties and, as a consequence, merchants can easily become frustrated when trying to solve problems because they may not be able or know how to contact the right party. We believe our commitment to maintaining a common customer support option that serves all processing divisions is a distinctive advantage to merchants over competitor services.

With the advent of mandatory PCI compliance, GlobalPayNet has developed a managed platform for clients to use. This managed platform offers pre-certified PCI Level 1 payment systems to clients who do not have the resources or desire to obtain their own PCI Level 1 certification. This platform allows clients to use GlobalPayNet's easy to implement payment plugins or web services to enable safe, secure and PCI certified card processing on their existing applications or websites.

Our technology is designed to allow its clients to gain access to its gateway from a variety of devices and systems. Our gateway interface to its internal transaction processing system accepts transactions via Transmission Control Protocol/Internet Protocol (TCP/IP). The software is deployed on a multiple redundant application core. We use Apache Tomcat, MySQL, and PostGres for our application and database servers to give clients flexible and broad access to the gateway interface via a number of different technologies. We use Secure Sockets Layer (SSL) and minimum 128 bit encryption to keep data secure. Our business logic is written in Java. The technology platform uses a web service centric approach to maximize scalability and availability of all services. This allows us to build application interfaces to core system functions from virtually any device or technology (iPhone, Blackberry, Website, PHP etc.). GlobalPayNet is PCI Level 1 compliant. The security of our network is regularly tested by the processor, on an unscheduled basis, to determine if the network is vulnerable to security breaches and failures, and is certified by an independent 3rd party.

Security: Secure Sockets Layer (SSL)

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

THE FOLLOWING ARE THE KEY ELEMENTS AND TACTICS OF OUR LONG-TERM BUSINESS DEVELOPMENT STRATEGY:

 — Improve our products offering

To compete effectively, and expand our market share, we must continually develop and introduce new products and enhancements that reflect technological developments and emerging industry standards. We plan to improve and expand our service offerings on an ongoing basis through acquisitions of complementary product lines and our internal research and development efforts.

— Expand our operations

We believe there is a significant opportunity to grow our business in the US, Canadian and European markets. To capitalize on this opportunity, we plan to form alliances with strategic partners to increase our distribution channels.

— Acquire and/or integrate complementary businesses and products

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

— Leverage existing and develop new strategic partnerships

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

CUSTOMERS

GlobalPayNet is at an early stage of business development and, as such, derives its revenue from business transacted by a few customers. Accordingly, we acknowledge that we face substantial risk due to a concentration of business from the modest number of clients that it currently serves and recognizes that the challenges relevant to building a broader, larger clientele are formidable. We plan to execute a comprehensive marketing and sales strategy to build its client base and alleviate its dependence on a small base of customers.

INTELLECTUAL PROPERTY

A trademark application for EHRmedi has been filed in Germany by Renovatio Media Group, S.A., an affiliate of the Company. The Company uses the “EHRmedi” and “Securus” marks under license from Renovatio.

GOVERNMENT APPROVAL &GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

— REGULATORY BACKGROUND.

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally and directly applicable to online commerce. We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. Notably, GlobalPayNet promotes best practices and ethical business conduct in relation to our corporate culture and its day-to-day operations.

As Internet use gains popularity, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Management does not contemplate providing personal information regarding our customers to third parties. However, the adoption of additional consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services.

Governments have and may continue to enact legislation applicable to us in areas such as content distribution, performance and copying, other copyright issues, network security, encryption, the use of key escrow data, privacy protection, caching of content by server products, electronic authentication or "digital" signatures, illegal or obscene content, access charges and retransmission activities. The applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is also uncertain. Export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase it legal exposure.

In addition, because our services are intended to be made available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in that state or foreign country. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to the business could have a material adverse effect on the business, results of operations and financial condition.

Management is not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws that are intended to address these issues could create uncertainty in the Internet market place.

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

EMPLOYEES

GlobalPayNet does not employ salaried full-time or part time staff. All individuals that work for the Company are independent contractors who are compensated on a commission basis or on a contract payment basis. Alain Ghiai, our Chairman and Chief Executive Officer and the sole member of our board of directors, has no employment or other agreement with us, but our wholly-owned subsidiary, Globus Payments Ltd., has entered into a consulting agreement with Mr. Ghiai. For more information on the consulting agreement, please refer to “Certain Relationships and Related-Party Transactions” in Item 12 of this Report on Form 10-K.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

ITEM 1A.

RISK FACTORS

Not applicable (GlobalPayNet Holdings is a smaller reporting company).

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable (GlobalPayNet Holdings is a smaller reporting company).

 ITEM 2.

PROPERTIES

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

ITEM 3.

LEGAL PROCEEDINGS

There are no material legal proceedings currently pending or threatened against GlobalPayNet.

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

Holders. As of February 27, 2009, our common stock was held by 58 holders of record.

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

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this report. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Discussion of Operations

We believe that electronic data management (the exchange of information electronically over the Internet) is revolutionizing businesses by providing a multitude of information exchange across all borders and fields of business. In the payment and e-commerce domain, it is a necessity and a relatively low-cost means of distributing goods and services and expanding markets globally, increasing efficiencies, and providing better, more personalized customer services. In the e-commerce world, secure credit card transaction processing is a vital aspect of electronic payment transactions and e-Commerce, in general, because the use of credit cards and card-not-present transactions, in particular, has played a significant role in the growth of e-commerce over the Internet. In the medical world, EHRs are playing a bigger role than before to transmit patient information throughout the healthcare network of clinics and healthcare organizations. Management believes that the growth trend for electronic data transaction will continue to grow for years to come.

In the electronic payment business alone, the numbers relevant to credit card processing activity confirm this, as the balance has clearly shifted from check writing to electronic payments. The Federal Reserve confirmed that in 2003 electronic payment transactions in the United States exceeded check payments for the first time. The number of electronic payment transactions totaled 44.5 billion in 2003, while the number of checks paid totaled 36.7 billion, according to surveys of U.S. depository financial institutions and electronic payments organizations. As consumers age, they will continue to use the payment technology to which they have grown accustomed. In addition, more consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. According to the Federal Reserve Survey of Consumer Finances, the percentage of households with consumers under the age of 30 years using debit cards increased from 24.5% in 1995 to 60.6% in 2001. The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small. In order to remain competitive, all e-businesses must utilize a credit card processor and a gateway to facilitate consumer debt transactions.

Healthcare is a global marketplace in which the majority of developed countries are facing many of the same issues of aging populations, increasing complexity and costs of medical treatments, government pressures to improve patient safety and contain rate of cost increases, and a reducing work force. In the United States research indicates that the market size represents 17% of the country’s GDP. The new administration is pushing for Health IT investments and has earmarked up to US$30 billion in its budget for investment in health IT. We believe that EHRmedi has the potential to make a significant contribution to the better management of healthcare provision, to more efficient and cost effective use of resources and in areas such as better patient safety and clinical decision support for evidence based treatments.

We plan to address this opportunity by building a strong company that is focused on growing revenue, keeping operating costs low and, importantly, generating a return for its stakeholders. To succeed management recognize that they must implement a targeted marketing plan that focuses on building brand recognition. Our marketing program is designed to identify our brands with reliable technology, functionality via a number of different technological platforms, quality of service and ease of use. The importance of brand recognition cannot be understated because barriers to entry for competitors are minimal, and current and new competitors can launch new gateways and web sites at a relatively low cost. As such, Management plans to continue to implement a targeted marketing program that incorporates strategies over the next twelve months to increase brand recognition and build its client base.

We recognize that our competitive edge and long-term success depend on the implementation and application of state-of-the-art technologies so that every merchant’s experience with our gateway is seamless and productive. From its inception, the Company has utilized leading-edge technologies in the design and implementation of its gateway to ensure that clients have a best of breed solution. As such, we use Apache Tomcat, Sybase, Oracle and MS SQL for its application servers to give clients flexible and broad access to the gateway interface via a number of different technologies. Management believes the Company’s gateway is unique in the number of methods of access it allows (SSL via APIs that are Java, C# or HTML based), and in its ability to support each merchant through one vertically integrated source. Importantly, the Company utilizes Secure Sockets Layer (SSL) and 128-bit encryption to keep data secure. The Company’s network is tested regularly for security breaches and failures by a third party quality security assessor, Security Metrics Inc. The Company’s network is certified by the credit card processor and by the quality security assessor as a PCI/DSS level 1 compliant gateway and as a secure gateway for credit card transaction processing. As the Company grows, management intends to invest in new technologies to maintain and promote a leading edge network for their clients.

International Operations

In August 2007, we established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd. GlobeXPayNet S.A. will market all of GlobalPayNet’s products internationally through its sales force and extensive network in western and eastern Europe and will provide a wide range of clients interested in doing business in the United States and Canadian markets. We anticipate the first revenues from this venture in the next year and every year afterward. GlobeXPayNet S.A. is also contracting with GlobalPayNet’s subsidiary Globus Payments Ltd. for all its PCI compliance work.

GlobeXPayNet S.A. has a reselling partnership with Deutsche Bank AG and DataCash Ltd. GBX has other relationships as well in the internet and media business and will use all its tools to promote GlobalPayNet’s services internationally. GlobeXPayNet S.A. has offices in Geneva, Switzerland and has subsidiaries in London, United Kingdom and Warsaw, Poland.

As of the date hereof, GlobeXPayNet S.A.’s sole director is Alain Ghiai, who is also a director and the president and majority stockholder of GlobalPayNet Holdings, Inc.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007.

Revenue

Our net revenue was $2,898 for the year ended December 31, 2008 compared to $4,112 for the year ended December 31, 2007. All of our revenues were derived from transaction processing fees. We believe the decline in revenues for the 2008 fiscal year is primarily due to the global economic slowdown.

Expenses

Our total operating expenses for the year ended December 31, 2008 were $1,771,064 compared to $1,547,955 for the prior year. Expenses consisted primarily of general operating expenses and professional fees. The slight increase in fees for the 2008 fiscal year is due primarily to an increase in labor costs for the development and upgrade of our system.

Net Loss

We had a net loss of $2,085,988 for the year ended December 31, 2008 compared to a net loss of $1,608,525 in the prior year. The greater net loss for the 2008 fiscal year was due primarily to increased losses on translation for currency exchange.

Liquidity

At December 31, 2008 our cash balance was $1,306,469 down from $4,884,456 at the end of fiscal year 2007. The decrease is due primarily to our decrease in cash from financing activities in the 2008 fiscal year (where we raised $459,350 of cash from sales of our common stock) compared to in the 2007 fiscal year (where we raised $6,780,567 of cash from sales of our common stock).

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

Net Loss

Primarily as a result of the foregoing, we had a net loss of $1,608,525 for the year ended December 31, 2007 compared to a net loss of $7,325 in the prior year.

Liquidity

At December 31, 2007 our cash balance was $4,884,456 up from $8,130 at the end of fiscal year 2006. The increase in cash is due to cash raised pursuant to sales of our common stock.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GlobalPayNet Holdings, Inc.

(formerly Spectre Technology Corp.)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of GlobalPayNet Holdings, Inc. (A Development Stage Company) as of December 31, 2008 and December 31, 2007 (restated), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007 (restated), and from inception on December 30, 2004 through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobalPayNet Holdings, Inc. (A Development Stage Company) as of December 31, 2008 and December 31, 2007 (restated), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007 (restated), and from inception on December 30, 2004 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred a net loss of $3,735,336 from inception through December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 22, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Stated in US Dollars

	December 31,	December 31,
	2008	2007
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$72,149	$477,209
Prepaid expenses	––	74
Investments- available for sale (pledged)	1,763,980	4,407,246
Loans to third party	––	2,727
Total current assets	1,836,129	4,887,257

Equipment, Net	6,974	7,771
Software & hardware, Net	53,813	4,999
TOTAL FIXED ASSETS	60,788	12,770

OTHER ASSETS
Goodwill, Net	229,690	306,250

TOTAL ASSETS	2,126,607	5,206,277

CURRENT LIABILITIES
Accounts payable	––	1,301
Margin	529,660	––
Total current liabilities	529,660	1,301

TOTAL LIABILITIES	529,660	1,301

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock: $0.001 par value 5,000,000 shares authorized: 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value 300,000,000 shares authorized: 38,084,958 and 33,433,333 shares issued and outstanding	38,085	33,433
Paid in capital	7,274,590	6,819,892
Deficit accumulated during the development stage	(3,735,336)	(1,649,349)
Accumulated Other Comprehensive income (loss)	(1,981,392)	––
TOTAL STOCKHOLDERS EQUITY	1,596,947	5,204,976

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	2,126,607	5,206,277

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Stated in US Dollars

	For the year ended December 31,		From inception (December 30, 2004) to
	2008	2007	December 31, 2008
		(Restated)
REVENUES
Sales	$2,898	$4,112	$56,568
Cost of good sold	––	––	(978)
	2,898	4,112	55,590
EXPENSES
General and Administrative expenses	1,771,064	1,547,955	3,408,423
Total expenses	1,771,064	1,547,955	3,408,423

Other income and expenses
Interest income	3,328	1,296	4,624
HSBC dividend income (1)	348,043	––	348,043
HSBC interest (expense) (2)	(56,616)	––	(56,616)
Translation for currency exchange gain (loss)	(612,577)	(65,750)	(678,326)
Trustee commission (Credit Suisse)	––	(228)	(228)
Total other income (expense)	(317,822)	(64,682)	(382,503)

Net income (loss) before taxes	(2,085,988)	(1,608,525)	(3,735,336)
Provision for income taxes	––	––	––

Net income (loss)	(2,085,988)	(1,608,525)	(3,735,336)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities (3)	(1,981,392)	––	(1,981,392)
Total comprehensive income	(4,067,380)	(1,608,525)	(5,716,728)

Basic & diluted (loss) per share	(0.11)	(0.056)

Weighted average number of shares outstanding	36,663,660	28,914,013

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Stated in US Dollars

From December 30, 2004 (inception) to December 31, 2008

						Accumulated
						Deficit
	Preferred Stock		Common Stock		Additional	During the
	Shares	Amount	Shares	Amount	Paid in Capital	Development Stage	Total Equity
Net (loss) for period				$––	$––	$––	$––
Balance, December 31, 2004			0	0	0	––	––

Common shares issued for cash at $0.001 per share			19,325,000	19,325			19,325
Common shares issued for cash at $0.02 per share			500,000	500	9,500		10,000
Common shares issued for cash at $0.1 per share			50,000	50	4,950		5,000
Common shares issued for cash at $0.2 per share			125,000	125	24,875		25,000
Net (loss) for period						(33,499)	(33,499)
Balance, December 31, 2005			20,000,000	20,000	39,325	(33,499)	25,826

Net (loss) for period						(7,325)	(7,325)
Balance, December 31, 2006			20,000,000	20,000	39,325	(40,824)	18,501

Common shares issued for cash at $0.50 per share, April15, 2007			7,980,000	7,980	3,982,020		3,990,000
Common shares issued for cash at $0.5 per share, June 15, 2007			5,320,000	5,320	2,698,680		2,704,000
Common shares issued for cash at $0.75 per share, June 18, 2007			133,333	133	99,867		100,000

Preferred shares issued in payment for services on September 28, 2007 at par value $0.001	1,000,000	1,000			0		1,000

Net (loss) for period						(1,608,525)	(1,608,525)
Balance, December 31, 2007	1,000,000	1,000	33,433,333	33,433	6,819,892	(1,649,349)	5,204,976

Common shares issued in payment for services on March 31, 2008			3,100,000	3,100			3,100

Common shares issued for cash at $0.80 per share on March 31, 2008			540,000	540	431,460		432,000

Common shares issued at $0,001 in payment for services on July 7, 2008			1,000,000	1,000	0		1,000

Common shares issued for cash at $2.00 in October 2008			11,625	12	23,238		23,250

Net (loss) for period						(4,067,380)	(4,067,380)
Balance, December 31, 2008	1,000,000	1,000	38,084,958	$38,085	$7,274,590	$(5,716,729)	$1,596,946

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Stated in US Dollars

	For the year ended December 31,		From inception (December 30, 2004) to
	2008	2007	December 31, 2008
		(Restated)
OPERATING ACTIVITIES

Net income	$(4,067,380)	$(1,608,525)	$(5,716,728)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	85,105	45,877	134,560
Prepaid expenses	74	(74)	––
Loans to third parties	––	2,727	––
Accounts receivable	2,727	(2,727)	––
Accounts payable	(1,301)	1,301	––
Net cash (used) in operating activities	(3,980,775)	(1,561,421)	(5,582,168)

INVESTING ACTIVITIES
Investments- available for sale	3,172,927	(4,407,247)	(1,234,320)
Purchase of software	(56,562)	––	(66,561)
Furniture & equipment	––	(6,753)	(8,477)
Company acquisitions	––	(350,000)	(350,000)
Net cash (used) in investing activities	3,116,365	(4,764,000)	(1,659,358)

FINANCING ACTIVITIES
Loan from shareholders	––	(500)	––
Common &preferred stock	16,265	14,433	50,698
Additional paid-in capital	443,085	6,780,567	7,262,977
Net cash provided by financing activities	459,350	6,794,500	7,313,675

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(405,060)	469,079	72,149
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	477,209	8,130	––
CASH AND CASH EQUIVALENTS AT END OF PERIOD	72,149	477,209	72,149

Cash Paid for:
Interest income	$22	$1,296	$4,624
Interest (expense) (HSBC Sec)	$(56,616)	$––	$(56,616)
HSBC dividend income	$348,043	$––	$348,043
Trustee commission (Credit Suisse)	$––	$(228)	$(228)
Income taxes	$––	$––	$––

Non-cash activities
Stock issued for services	$4,100	$––	$5,100
Unrealized gain (loss) on marketable securities	$(1,981,392)	$––	$(1,981,392)
Translation for currency exchange (loss)	$(612,577)	$(65,750)	$(678,326)

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2008

Stated in US Dollars

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of December 31, 2008 the Company holds bank accounts in US dollars (US$). Globus Payments, Ltd., a Canadian company, is GlobalPayNet Holdings, Inc. 100% owned subsidiary, holds accounts in US dollars, Canadian dollars (CAN$), Euros (Euro€) and in British pounds (GBP£).

The Company used the Federal Reserve Bank of New York noon rate to translate its foreign currencies accounts into US Dollars (US$).

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2008

Stated in US Dollars

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Assets

Restatement of Financial Statements.

During the year ended December 31, 2008 the Company retrospectively changed its accounting policy for cash and equivalents to more appropriately align itself with policies applied by other comparable companies at a similar stage in the industry. Prior to the year ended December 31, 2008, the Company included available to sale investments as part of cash and equivalents.

Available for sale investments are now accounted separately in the balance sheet at fair market value. The impact of this change on the previously reported December 31, 2007 consolidated financial statements is as follows:

	As previously Reported $	Restatement $	As Restated $
Cash & equivalents at Dec 31, 2007	4,884,456	(4,407,247)	477,209
Investments-available for sale at Dec 31, 2007	0	4,407,246	4,407,246
Total Assets at Dec 31, 2007	5,250,027	0	5,250,027
Loss for the period ended Dec 31, 2007	1,504,205	0	1,504,205
Deficit at Dec 31, 2007	1,605,599	0	1,605,599

Cash and Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

 Cash and equivalents represent the Company’s and its subsidiary bank accounts. As of December 31, 2008 the Company’s cash and equivalents account was $72,149 compared to $477,209 for the same period in 2007.

Investments

Available for sale investments was as at December 31, 2008 $1,763,980 compared to $4,407,246 as at December 31, 2007.

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

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2008

Stated in US Dollars

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In October 2008 the Company purchased computer equipment for $7,034.

As at December 31, 2008 the Company’s equipment, software and hardware net of depreciation was $60,787, compared to $12,770 as at December 31, 2007.

The Company’s goodwill (E-shopping technologies) net of depreciation, was at December 31, 2008 $ 229,690 compared to $306,250 as at December 31, 2007.

h.

Income

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue totalled $55,590 on aggregate; For the twelve months ended on December 31, 2008, the Company’s revenues were $2,898 compared to $4,112 for the twelve months ended on December 31, 2007.

 Expenses from operations for the fiscal year ended on December 31, 2008 expenses totalled $1,771,064 and for the year ended on December 31, 2007 totalled $1,547,955. From inception to December 31, 2008 the total expenses from operations for the company were $3,408,423.

 Other income and expenses represent translation for foreign currency (loss) of ($612,577) for the year ended December 31, 2008 and for the same period in 2007 was ($65,750).

Interest income from the investment accounts for the twelve months ended December 31, 2008 interest income totalled $3,328 compared to $1,296 for the same period in 2007. Total interest income from inception to December 31, 2008 was $ 4,624.

(1) Interest expenses for the year ended at December 31, 2008 totalled $56,616 compared to $0.00 for the same periods in 2007.

(2) Dividend income from HSBC Securities for the fiscal year ended on December 31, 2008 totalled $348,043 compare to $0.00 for the year ended at December 31, 2007.

 Net income (loss) for the fiscal year ended on December 31, 2008 totalled ($2,095,988) compared to ($1,608,525) for the same period in 2007. The Company’s net income from inception (December 30, 2004) to December 31, 2008 was ($3,735,336).

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2008

Stated in US Dollars

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other comprehensive income

FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

	For the year ended December 31,		From inception (December 30, 2004) to
	2008	2007	December 31, 2008
		(Restated)
Balance beginning of the year	––	––	––
Unrealized gain (loss) on marketable securities (3)	(1,981,392)	––	(1,981,392)
Balance end of the year	(1,981,392)	––	(1,981,392)

At December 31, 2008, the Company had $1,306,469 in cash equivalents and marketable securities. The Company has invested these amounts in corporate bonds, commercial paper, securities, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks and the Company may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

(3) Unrealized gain (loss) in marketable securities represents the investment loss from securities held by the company for $1,981,392 for the fiscal year ended on December 31, 2008 compared to nil for the year ended on December 31, 2007.

i.

Basic Income (Loss) Per Share

	For the year ended December 31,
	2008	2007
Net income (loss)	$(1,473,411)	$(1,542,775)
Comprehensive income	(4,067,380)	(1,608,525)
Basic & diluted (loss) per share	(0.11)	(0.056)
"Weighted average number of shares outstanding"	36,663,660	28,914,013

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2008

Stated in US Dollars

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

The Company holds no short-term or long-term liabilities as of December 31, 2008, compared to $1,301 as of December 31, 2007.

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

On September 28, 2007 the Company issued $1,000,000 preferred shares @ $0.001 On June 15, 2007, the Company issued 5,320,000 of its common shares at $0.50 per share and entered into a binding Non-U.S. Share Private Placement and Subscription Agreement with Andorra Banc Agricol Reig, SA for an aggregate purchase price of $2,704,000 per share to one of its directors in payment for lieu of services.

On March 31, 2008 the Company issued 3,100,000 common shares in payment for services at par value of $0.001 per share.

The Company completed a private placement on March 31, 2008 for 540,000 common shares at $0.80 per share.

On July 7th, 2008 the Company issued 1,000,000 common shares in payment for services at par value of 0.001 per share.

In October of 2008 the Company completed a private placement of $23,250 to purchase 11,625 common shares at $2.00 per share. The Company received the funds in July 2008.

As of December 31, 2008 there are a total of 39.084,958 common shares issued and outstanding and 1,000,000 preferred shares issued and outstanding.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2008

Stated in US Dollars

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,735,336 and its comprehensive income totaled ($5,716,728) for the period from December 30, 2004 (inception) to December 31, 2008 and generated revenue of $55,590 over the same period. During the same period, the Company raised $7,263,977 through the issuance of its preferred stock, common stock and private placements. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

December 31, 2008

Stated in US Dollars

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2008

Stated in US Dollars

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosures.

As of the end of the period covered by this report (December 31, 2008), the Company’s Chief Executive Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

There have not been any other changes in our internal control over financial reporting in the twelve months ended December 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors currently consists of two members. There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no “family relationships” among the directors, as that term is defined by the Securities and Exchange Commission. Set forth below is our current Board of Directors, including each member’s age and position with GlobalPayNet.

Name	Age	Position
Alain Ghiai	40	Chief Executive Officer, President, Secretary, Treasurer, Chairman of the Board
Dr. Daniel J. Nicols	63	Director

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

Alain Ghiai

Executive Chairman, Founder, CEO

Alain Ghiai is the founder, CEO and Chairman of GlobalPayNet Holdings Inc., Globus Payments Ltd. and GlobeXPayNet S.A. After graduating with B of ARCH degree in Architecture with 2 other specialties in structural engineering and urban planning from Pratt Institute in New York and CCAC in San Francisco California, Ghiai worked as an entrepreneur for a few years, before forming his first web-based business in 2000. With this first Internet venture, Ghiai won the Entrepreneur Profile Award from the San Francisco Business. He was also featured in several articles in CRM Daily, USA Today, and The Wall Street Journal’s Special Report: Technology Section as an expert on online commerce in the USA and Europe and numerous interviews with Bloomberg and Business Wire. In 2002 Alain’s e-commerce experience prompted him to gather his technology team and develop an IP Gateway processing platform, using existing networks and experience. After founding GlobalPayNet in 2004, Ghiai started advanced technical work on his payment gateway platform and raised sufficient funds to take his company to PCI DSS Level 1 compliance. During this time, Ghiai filed with the Securities and Exchange Commission (“SEC”) in order to qualify his company as a fully compliant SEC entity in order to prepare his public listing. Subsequently, a wholly owned subsidiary was formed in Canada in 2007 by the name of Globus Payments Ltd. In Europe, Ghiai incorporated GlobeXPayNet S.A. in Switzerland and its two wholly owned entities, GlobeX Payment Systems Ltd. (U.K.) and GlobeXPayNet Sp. z o.o. (Poland). Ghiai plans to use his long experience as an entrepreneur and his vast network of business contacts (able to reach over 18 million business individuals on LinkedIn, Xing and Ecademy), to turn the GlobalPayNet group into a global leader in secure data processing and storage.

Alain Ghiai is a citizen of Belgium and a resident of Switzerland.

Dr. Daniel J. Nicols

Director, GlobalPayNet Holdings, Inc.

Dr. Nicols has over 35 years of experience in high technology sales and international strategy building. From the beginning of his career and upon graduating with a PhD. in International Law from the University of Vienna in 1969 and the American Management Association of Brussels in 1972, Dr. Nicols has excelled in all his achievements. He has sent most of his sales and executive career with US based companies both in the USA and in Europe in the high technology area and is an approved “VISTA Analyst” of the US “Industry Leader Association” in the USA in the Telecommunications and Finance fields and today acts as a Business Consultant to startup companies. Dr. Nicols has been instrumental in GlobalPayNet’s advances in negotiating large deals with Global 100 companies in Europe and continues to help the Company achieve its long-term goals of integration with International well-established software, telecommunications and financial institutions throughout Europe. Dr. Nicols has held C-Level Managerial positions with some of the industry’s leading companies over his career so far including 3M in New York, Düsseldorf and Milan; LITTON Business Systems (Data General) in Düsseldorf; Scitex S.A. in Brussels and Tel

Aviv; Iomega Corp in Salt Lake City and Brussels; Frame Corp in San Jose CA, Dublin, London and Paris; Interleaf in Boston and London; Transcedent Corp in Camarillo CA and Düsseldorf; Roguewave Corp. in Boulder CO and Amsterdam; Sandcherry Corp. in Boulder CO and Düsseldorf; Arbortext Corp. in London, Düsseldorf and Munich and GlobalPayNet Holdings Inc. in Seattle, WA and GlobeXPayNet S.A. in Geneva.

Daniel Nicols is a German citizen and resident.

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

ITEM 11.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alain Ghiai, Chairman and CEO	2008 2007 2006	0 0 0	0 0 0	— 1,000(1) 0	400,000,000 — 0	0 0 0	0 0 0	0 0 0	4,000,000 1,000 0

———————

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

The option to purchase 200,000,000 shares of the Company’s common stock granted to Mr. Ghiai on January 17, 2008 at an exercise price of $2.00 per share is our only outstanding equity award as of December 31, 2008. The option is exercisable in full beginning on January 17, 2010 and expires on January 17, 2060 unless Mr. Ghiai’s service to the Company is earlier terminated, in which case the option will expire three months after Mr. Ghiai’s termination date.

Director Compensation.

Our directors are not compensated for their service as members of our board of directors.

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

COMPENSATION DISCUSSION AND ANALYSIS

Currently, we do not pay a salary to our sole employee, Alain Ghiai, our Chairman and Chief Executive Officer. We believe that Mr. Ghiai is best compensated with equity awards because such compensation will enable GlobalPayNet to conserve its cash position while providing Mr. Ghiai an incentive to grow GlobalPayNet and increase our revenue in order to achieve vesting of his options and also to increase the value of his options, which have an exercise price of $2.00 per share, well above market price of approximately $0.50 per share on the grant date. Mr. Ghiai’s option is not exercisable until January 17, 2010, which provides additional incentive for Mr. Ghiai to remain in the employment of GlobalPayNet.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of any class of GlobalPayNet’s voting securities of any person known to GlobalPayNet to be the beneficial owner of more than five percent of Company’s the outstanding shares, as of March 31, 2009. Alain Ghiai and Daniel J. Nicols are currently our only directors and officers, therefore no separate table has been provided solely for management ownership.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (See note 1)
Common Stock	Alain Ghiai 14 Rue du Rhone Geneve 1204 Switzerland	10,163,750 (See note 2)	26.52%
Common Stock	Andorra Banc Agricol Reig SA Calle Manuel Cerqueda 1 AD700 Escaldes Engordany	13,300,000	34.71%
Common Stock	Renovatio Media Group SA 14 Rue du Rhone Geneve 1204 Switzerland	4,628,190	12.07%
Common Stock	Daniel J. Nicols 701 Fifth Ave. Suite 4200 Seattle, WA 98104	1,000,000	2.61%
Class A Preferred Stock	Alain Ghiai	1,000,000 (see note 3)	100%

———————

(1)

Percentages are calculated based on 38,313,148 shares of common stock and 1,000,000 shares of Class A Preferred Stock issued and outstanding as of February 27, 2009.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

E-Shopping Technologies Purchase. On July 31, 2007, a wholly-owned subsidiary of the Registrant, Globus Payments Ltd., entered into an agreement to purchase E-Shopping Technologies Ltd. from Renovatio Media Group S.A. (“Renovatio”). As consideration for the sale, GlobalPayNet Holdings Inc. (“we” or the “Company”) paid Renovatio US$350,000 in cash and issued 1,000,000 shares of its common stock to Renovatio. Alain Ghiai, our Chairman and Chief Executive Officer and our sole director, is the sole director of Renovatio. As of the date of the purchase and sale of E-Shopping Technologies Ltd., Mr. Ghiai was one of two members of the Board of Renovatio. The other board member also approved the terms of the sale.

Grant of Class A Preferred Stock. On September 28, 2007, GlobalPayNet issued 1,000,000 shares of its Class A Preferred Stock to Mr. Ghiai, our Chairman and Chief Executive Officer and our sole director. Pursuant to the terms of the Class A Preferred, Mr. Ghiai effectively will retain total voting control of GlobalPayNet regardless of the number of shares of common stock issued.

Option Grant. On January 17, 2008, GlobalPayNet granted Mr. Ghiai, our Chairman and Chief Executive Officer and our sole director, an option to purchase 200,000,000 shares of GlobalPayNet’s common stock with an exercise price of $2.00 per share. The option is exercisable in full beginning on January 17, 2010 and expires on January 17, 2060 unless Mr. Ghiai’s service to GlobalPayNet is earlier terminated, in which case the option will expire three months after Mr. Ghiai’s termination date.

Share Transfer. On February 20, 2008, the Board of Directors of Maisonette International Enterprises, Inc., a Nevada corporation (“Maisonette”), authorized the transfer of 2,500,000 of GlobalPayNet’s shares held by Maisonette to Mr. Ghiai, our Chairman, Chief Executive Officer and sole director, as compensation to Mr. Ghiai for having secured a loan on behalf of Maisonette with Mr. Ghiai’s personal assets. At the time of the transfer, Mr. Ghiai was the sole director and chairman of Maisonette, a position which he has since resigned.

Consulting Agreement. On January 18, 2008, Globus Payments Ltd., a wholly-owned subsidiary of GlobalPayNet (“GPY”), entered into a consulting agreement with Mr. Ghiai, our Chairman and Chief Executive Officer and our sole director, whereby GPY agreed to pay Mr. Ghiai yearly compensation of US$100,000 in cash for services rendered by Mr. Ghiai to GPY. GPY will also reimburse Mr. Ghiai for any out-of-pocket expenses incurred in connection with the performance of his duties pursuant to the consulting agreement. The consulting agreement has a five-year term, which will automatically renew for successive five-year periods unless notice is given by either party.

Transactions with GlobeXPayNet S.A. In August 2007, we established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd. A sum of EUR500, 000 was invested in this venture in order to secure a global marketing partner in the payment industry with far-reaching contacts with large multinational companies. GlobeXPayNet S.A. is also contracting with GlobalPayNet’s subsidiary Globus Payments Ltd. for all its PCI compliance work. As of the date hereof, GlobeXPayNet S.A.’s sole director is Alain Ghiai, who is also a director, president and majority stockholder of us.

Intellectual Property Licensing. The Company uses the “EHRmedi” and “Securus” marks under license from Renovatio Media Group S.A. Mr. Ghiai is a majority stockholder of Renovatio.

We currently have no policies or procedures for the review, approval or ratification of related-party transactions.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Moore and Associates Chartered is our independent auditor. For the year ended December 31, 2008, we were billed by Moore and Associates Chartered aggregate fees as discussed below.

•

Audit Fees: Fees for audit services totaled ______ in 2008 and $4,000 in 2007, including fees associated with consents and the review of this report.

•

Audit-Related Fees: Fees for audit-related services totaled approximately ____ in 2008 and $0 in 2007.

•

Tax Fees: We did not engage Moore and Associates Chartered for any tax-related services during 2008 or 2007.

PART IV

ITEM 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of April, 2009.

GLOBALPAYNET HOLDINGS INC., a Nevada Corporation

By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with GlobalPayNet Holdings Inc. and on the dates indicated.

Signature	Title	Date

/s/ ALAIN GHIAI	Chief Executive Officer &	April 24, 2009
Alain Ghiai	Chairman of the Board

/s/ DANIEL J. NICOLS	Director	April 24, 2009
Daniel J. Nicols