Form 10-Q
period 2009-03-31
GLOBALPAYNET HOLDINGS, INC.
filed 2009-05-20
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

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

38,313,148 Shares of Registrant’s Common Stock, $0.001 par value, were outstanding as of May 1, 2009.

TABLE OF CONTENTS

Page No.

PART I

Item 1.      Financial Statements

1

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

6

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

9

Item 4t.     Controls and Procedures.

9

Part Ii

Item 1.      Legal Proceedings.

11

Item 1A.   Risk Factors.

11

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.      Defaults Upon Senior Securities

11

Item 4.      Submission of Matters to a Vote of Security Holders

11

Item 5.      Other Information

11

Item 6.      Exhibits

11

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Stated in US Dollars

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$78,344	$72,149
Prepaid expenses	––	––
Investments- available for sale (pledged)	1,540,321	1,763,980
Loans to third party	––	––
Total current assets	1,618,666	1,836,129

Equipment, Net	6,775	6,974
Software & hardware, Net	84,501	53,813
TOTAL FIXED ASSETS	91,276	60,788

OTHER ASSETS
Goodwill, Net	215,335	229,690

TOTAL ASSETS	1,925,276	2,126,607

CURRENT LIABILITIES
Accounts payable	32	––
Margin	747,299	529,660
Total current liabilities	747,331	529,660

TOTAL LIABILITIES	747,331	529,660

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock: $0.001 par value 5,000,000 shares authorized: 1,000,000 shares issued and outstanding	1,000	1,000

Common stock: $0.001 par value 300,000,000 shares authorized: 38,084,958 and 33,433,333 shares issued and outstanding	38,085	38,085
Paid in capital	7,274,590	7,274,590
Deficit accumulated during the development stage	(4,162,197)	(3,735,336)
Accumulated Other Comprehensive income (loss)	(1,973,533)	(1,981,392)
TOTAL STOCKHOLDERS EQUITY	1,177,945	1,596,947

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	1,925,276	2,126,607

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Stated in US Dollars

(Unaudited)

	For the three months ended March 31,		From inception (December 30, 2004) to
	2009	2008	March 31, 2009
REVENUES
Sales	$––	$1,212	$56,568
Cost of good sold	––	––	(978)
	––	1,212	55,590
EXPENSES
General and Administrative expenses	256,579	510,933	3,665,002
Total expenses	256,579	510,933	3,665,002

Other income and expenses
Interest income	––	1,412	4,624
HSBC dividend income	48,879	––	396,922
HSBC interest (expense)	(8,556)	(7,650)	(65,172)
Translation for currency exchange gain (loss)	(210,604)	(104,098)	(888,930)
Trustee commission (Credit Suisse)	––	––	(228)
Total other income (expense)	(170,282)	(110,336)	(552,785)

Net income (loss) before taxes	(426,861)	(620,057)	(4,162,197)
Provision for income taxes	––	––	––

Net income (loss)	(426,861)	(620,057)	(4,162,197)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(7,759)	––	(1,989,151)
Total comprehensive income	(434,619)	(620,057)	(6,151,347)

Basic & diluted (loss) per share	(0.016)	(0.018)

Weighted average number of shares outstanding	38,084,958	33,443,333

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

Stated in US Dollars

From December 30, 2004 (inception) to March 31, 2009

						Accumulated
					Additional	Deficit
	Preferred Stock		Common Stock		Paid in	During the	Total
	Shares	Amount	Shares	Amount	Capital	Development	Equity
Net (loss) for period				$––	$––	$––	$––
Balance, December 31, 2004			0	0	0	––	––
Common shares issued for cash at $0.001 per share			19,325,000	19,325			19,325
Common shares issued for cash at $0.02 per share			500,000	500	9,500		10,000
Common shares issued for cash at $0.1 per share			50,000	50	4,950		5,000
Common shares issued for cash at $0.2 per share			125,000	125	24,875		25,000
Net (loss) for period						(33,499)	(33,499)
Balance, December 31, 2005			20,000,000	20,000	39,325	(33,499)	25,826
Net (loss) for period						(7,325)	(7,325)
Balance, December 31, 2006			20,000,000	20,000	39,325	(40,824)	18,501
Common shares issued for cash at $0.50 per share, April15, 2007			7,980,000	7,980	3,982,020		3,990,000
Common shares issued for cash at $0.5 per share, June 15, 2007			5,320,000	5,320	2,698,680		2,704,000
Common shares issued for cash at $0.75 per share, June 18, 2007			133,333	133	99,867		100,000
Preferred shares issued in payment for services on September 28, 2007 at par value $0.001	1,000,000	1,000			0		1,000
Net (loss) for period						(1,608,525)	(1,608,525)
Balance, December 31, 2007	1,000,000	1,000	33,433,333	33,433	6,819,892	(1,649,349)	5,204,976
Common shares issued in payment for services on March 31, 2008			3,100,000	3,100			3,100
Common shares issued for cash at $0.80 per share on March 31, 2008			540,000	540	431,460		432,000
Common shares issued at $0,001 in payment for services on July 7, 2008			1,000,000	1,000	0		1,000
Common shares issued for cash at $2.00 in October 2008			11,625	12	23,238		23,250
Net (loss) for period						(4,067,380)	(4,067,380)
Balance, December 31, 2008	1,000,000	1,000	38,084,958	$38,085	$7,274,590	$(5,716,729)	$1,596,946
Net (loss) for period						(434,619)	(434,619)
Balance, March 31, 2009	1,000,000	1,000	1,551,625	$1,552	$454,698	$(6,151,348)	$1,162,327

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Stated in US Dollars

(Unaudited)

	For the three months ended March 31,		From inception (December 30, 2004) to March 31,
	2009	2008	2009
OPERATING ACTIVITIES

Net income	$(434,619)	$(620,057)	$(6,151,348)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	18,375	19,756	152,936
Prepaid expenses	––	––	––
Loans to third partes	––	––	––
Accounts receivable	––	––	––
Accounts payable	32	(1,301)	32
Net cash (used) in operating activities	(416,213)	(601,602)	(5,998,381)

INVESTING ACTIVITIES
Investments- available for sale	456,916	(4,063,222)	(777,404)
Purchase of software & hardware	(34,508)	(59,528)	(101,069)
Furniture & equipment	––	––	(8,477)
Company acquisitions	––	––	(350,000)
Net cash (used) in investing activities	422,408	(4,122,750)	(1,236,950)

FINANCING ACTIVITIES
Loan from shareholders	––	––	––
Common &preferred stock	––	3,640	50,698
Additional paid-in capital	––	431,460	7,262,977
Net cash provided by financing activities	––	435,100	7,313,675

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,195	(4,289,252)	78,344
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,149	4,943,983	––
CASH AND CASH EQUIVALENTS AT END OF PERIOD	78,344	654,731	78,344

Cash Paid for:
Interest income	$––	$1,412	$4,624
Interest (expense) (HSBC Sec)	$(8,556)	$––	$(65,172)
HSBC dividend income	$48,879	$––	$396,922
Trustee commission (Credit Suisse)	$––	$(228)	$(228)
Income taxes	$––	$––	$––

Non-cash activities
Stock issued for services	$––	$––	$5,100
Unrealized gain (loss) on marketable securities	$(7,759)	$––	$(1,989,151)
Translation for currency exchange (loss)	$(210,604)	$(104,098)	$(888,930)

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

For the three months ended on March 31, 2009

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the computer software industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding GlobalPayNet Holdings, Inc. (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our" and "our company" means GlobalPayNet Holdings, Inc. unless otherwise indicated.

All amounts in this quarterly report are in U.S. dollars unless otherwise stated.

Business Overview

GlobalPayNet Holdings Inc. (the “Company”) is an information technology holding group incorporated in Nevada, and headquartered in Seattle WA, with subsidiaries and partnerships in Canada and Europe. The Company provides solutions and services to securely manage and store highly confidential electronic data such as Electronic Payments, Electronic Health Records and other sensitive data exchanged through the Internet by businesses of all sizes. These services are provided in compliance with the Payment Card Industry Data Security Standard, (PCI DSS) and the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

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

Critical Accounting Policies

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

Limited Operating History; Need for Additional Capital; Going Concern

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

Our independent registered public accountants included a statement in their audit report for our financial statements for the year ended December 31, 2008 regarding whether we would be able to continue as a going concern.

Results of Operations for the Three Months Ended March 31, 2009

We had no revenue for the three months ended March 31, 2009, compared to $1,212 for the same period in 2008. In the same three months period we incurred expenses of $256,579 compared to expenses of $510,933 for the year-ago quarter. Most of these expenses for the three months ended March 31, 2009 are associated with compensation to contractors; office space and data server expenses, and research and development plus expenses associated with completion of our PCI and Paystream certifications. We anticipate our operating expenses will increase as we develop new business.

Net Loss

We incurred a loss of $426,861 for the three months ended March 31, 2009, compared to a loss of $620,057 during the year-ago quarter, and a loss in the amount of $4,162,197 during the period from inception (December 30, 2004) to September 30, 2008. The smaller loss for the 2009 quarter as compared to the year-ago quarter was due in part to increased dividend income and lower expenses, offset by a higher loss in translation for currency exchange. We expect losses to continue to accrue in the near future.

Liquidity and Financial Condition

We had cash on hand of $78,344 as of March 31, 2009, compared to cash on hand of $72,149 at December 31, 2008 and $654,731 as of March 31, 2008. In addition, as of March 31, 2009 we had $1,540,321 of investments available for sale (pledged).  Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,313,675. Given our increased expenditures related to the development of our infrastructure and portal is it difficult to estimate how long our cash on hand will sustain the business, but we believe that our current cash and liquid securities will enable our business to continue operations without seeking additional funding for at least the next 18 months.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We have appointed an outside directors to our board of directors. When funds are available to us, we intend to search for additional outside directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A.

RISK FACTORS.

n/a

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2009, we issued 100,000 shares to Claudio Alberti, a resident of Switzerland, in consideration for services he rendered to the Company.

On February 9, 2009, we issued 128,190 shares to Renovatio Media Group S.A. in consideration for the intellectual property license granted by Renovatio to us.

Both issuances were exempt from the registration requirements pursuant to Rule 701.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

We were not in default under any senior security during the fiscal quarter ended March 31, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fiscal quarter ended March 31, 2009.

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

Date: May 20, 2009

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

13