Form 10-Q
period 2009-06-30
GLOBALPAYNET HOLDINGS, INC.
filed 2009-09-08
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☑  No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☑  No.

38,313,148 Shares of Registrant’s Common Stock, $0.001 par value, were outstanding as of August 13, 2009.

TABLE OF CONTENTS

PART I

Item 1.

Financial Statements

1

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

5

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

8

Item 4t.

Controls and Procedures.

8

PART II

Item 1.

Legal Proceedings.

10

Item 1a.

Risk Factors.

10

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3.

Defaults Upon Senior Securities

10

Item 4.

Submission Of Matters to a Vote of Security Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits

10

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Stated in US Dollars

	June 30,	December 31,
	2009	2008
	(unaudited)	(restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,514	$72,149
Prepaid expenses	––	––
Investments- available for sale (pledged)	1,429,677	1,763,980
Loans to third party	––	––
Total current assets	1,438,191	1,836,129

Equipment, Net	6,575	6,974
Software & hardware, Net	46,143	53,813
TOTAL FIXED ASSETS	52,718	60,788

OTHER ASSETS
Goodwill, Net	200,979	229,690

TOTAL ASSETS	1,691,888	2,126,607

CURRENT LIABILITIES
Accounts payable	8,463	––
Margin	737,002	529,660
Total current liabilities	745,465	529,660

TOTAL LIABILITIES	745,465	529,660

STOCKHOLDERS' EQUITY (Deficit)

Preferred stock: $0.001 par value
5,000,000 shares authorized: 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value
300,000,000 shares authorized: 38,084,958 and 33,433,333 shares issued and outstanding	38,085	38,085
Paid in capital	8,090,490	8,090,490
Deficit accumulated during the development stage	(5,250,334)	(4,551,237)
Accumulated Other Comprehensive income (loss)	(1,932,818)	(1,981,392)
TOTAL STOCKHOLDERS EQUITY	946,423	1,596,946

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	1,691,888	2,126,607

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Stated in US Dollars

(Unaudited)

					From inception (December 30, 2004)
	For the three months ended June 30,		For the six months ended June 30,		to June 30,
	2009	2008	2009	2008	2009
REVENUES
Sales	$––	$701	$––	$1,913	$56,340
Cost of good sold	––	––	––	––	(978)
	––	701	––	1,913	55,362
EXPENSES
General and Administrative expenses	240,847	350,906	497,426	861,839	3,901,750
Shares issued in lieu of payment for services	––	––	––	620,000	820,000
Total expenses	240,847	350,906	497,426	1,481,839	4,721,750

Other income and expenses
Interest income	––	1,894	––	3,306	4,624
HSBC dividend income (1)	30,975	130,122	79,854	130,122	427,897
HSBC interest (expense) (2)	(8,060)	(17,039)	(16,616)	(24,689)	(73,232)
Translation for currency exchange gain (loss)	(54,305)	(80,141)	(264,909)	(184,239)	(943,235)
Total other income (expense)	(31,390)	34,836	(201,671)	(75,500)	(583,946)

Net income (loss) before taxes	(272,237)	(315,369)	(699,097)	(1,555,426)	(5,250,334)
Provision for income taxes	––	––	––	––	––

Net income (loss)	(272,237)	(315,369)	(699,097)	(1,555,426)	(5,250,334)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities (3)	56,333	––	48,574	––	(1,932,818)
Total comprehensive income	(215,904)	(315,369)	(650,523)	(1,555,426)	(7,183,152)

Basic & diluted (loss) per share	(0.003)	(0.008)	(0.017)	(0.026)

Weighted average number of shares outstanding	38,084,958	37,073,333	38,084,958	35,283,498

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(Formerly Spectre Technology Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Stated in US Dollars

(Unaudited)

					From inception (December 30, 2004)
	For the three months ended June 30,		For the six months ended June 30,		to June 30,
	2009	2008	2009	2008	2009

OPERATING ACTIVITIES

Net income	$(272,237)	$(315,369)	$(699,097)	$(1,555,426)	$(5,250,334)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	18,405	21,291	36,780	41,047	171,341
Stock issued in lieu of payment for services					815,900
Prepaid expenses	—	—	—	—	—
Loans to third parties	—	—	—	—	—
Accounts receivable	—	—	—	(1,301)	—
Accounts payable	8,431	—	8,463	—	8,463
Net cash (used) in operating activities	(245,401)	(294,078)	(653,854)	(1,515,680)	(4,254,630)

INVESTING ACTIVITIES
Investments- available for sale	119,237		560,635		(673,685)
Purchase of software & hardware	—	(46,042)	(34,508)	(46,042)	(101,069)
Furniture & equipment	—	—	—	—	(8,477)
Company acquisitions	—	—	—	—	(350,000)
Net cash (used) in investing activities	119,237	(46,042)	526,127	(46,042)	(1,133,231)

FINANCING ACTIVITIES
Loans from shareholders	—	—	—	—	—
Common &preferred stock	—	—	—	3,640	50,698
Additional paid-in capital	—	—	—	431,460	7,262,977
Net cash provided by financing activities	—	—	—	435,100	7,313,675

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(126,164)	(340,120)	(127,727)	(1,126,622)	1,925,814
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,345	4,717,954	72,149	4,884,456	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	(47,819)	4,377,834	(55,578)	4,377,834	1,925,814

Cash Paid for:
Interest income	$—	$1,894	$—	$3,306	$4,624
Interest (expense) (HSBC Sec)	$(8,556)	$—	$(16,616)	$—	$(73,232)
HSBC dividend income	$30,975	$—	$79,854	$—	$427,897
Income taxes	$—	$—	$—	$—	$—

Non-cash activities
Stock issued for services	$—	$—	$5,100	$620,000	$820,000
Unrealized gain (loss) on marketable securities	$56,333	$—	$64,092	$—	$(1,917,300)
Translation for currency exchange (loss)	$(54,305)	$(80,141)	$(264,909)	$(184,239)	$(943,235)

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

For the three months ended on June 30, 2009

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Results of Operations for the Three Months Ended June 30, 2009

We had no revenue for the three months ended June 30, 2009, compared to $701 for the same period in 2008. In the same three months period we incurred expenses of $240,847 compared to expenses of $350,906 for the year-ago quarter. Most of these expenses for the three months ended June 30, 2009 are associated with compensation to contractors; office space and data server expenses, and research and development plus expenses associated with completion of our PCI and Paystream certifications. We anticipate our operating expenses will increase as we develop new business.

Net Loss

We incurred a loss of $272,237 for the three months ended June 30, 2009, compared to a loss of $315,369 during the year-ago quarter, and a loss in the amount of $6,351,733 during the period from inception (December 30, 2004) to June 30, 2009. The smaller loss for the 2009 quarter as compared to the year-ago quarter was due in part to increased dividend income and lower expenses, offset by a higher loss in translation for currency exchange. We expect losses to continue to accrue in the near future.

Liquidity and Financial Condition

We had cash on hand of $8,514 as of June 30, 2009, compared to cash on hand of $72,149 at December 31, 2008. In addition, as of June 30, 2009 we had $1,429,677 of investments available for sale (pledged) compared to $1,763,980 of investments available for sale (pledged) as of December 31, 2008.  Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,313,675. Given our increased expenditures related to the development of our infrastructure and portal is it difficult to estimate how long our cash on hand will sustain the business.

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

Not applicable.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We have appointed an outside director to our board of directors. When funds are available to us, we intend to search for additional outside directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company recognizes the need to segregate the functions of the chief executive officer and chief financial officer. The Company’s management, including the chief executive officer and chief financial officer (who are the same person), has evaluated our disclosure controls and procedures as of the period ended June 30, 2009 and, due to the unsegregated functions of the chief executive officer and chief financial officer, has concluded that they are currently ineffective. The Company plans to install segregated controls as it launches its products and obtains additional cash flow.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

We were not in default under any senior security during the fiscal quarter ended June 30, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fiscal quarter ended June 30, 2009.

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
Alain Ghiai Chief Executive Officer and Chief Financial Officer

Date: September 8, 2009

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

12