Form 10-Q
period 2009-09-30
GLOBALPAYNET HOLDINGS, INC.
filed 2010-01-14
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

40,443,748 Shares of Registrant’s Common Stock, $0.001 par value, were outstanding as of January 12, 2010.

GLOBALPAYNET HOLDINGS, INC.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Consolidated Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008
(Restated)

1

Consolidated Statements of Operations for the Three Months Ended September 30, 2009
and 2008 (Unaudited)

2

Consolidated Statements of Operations for the Nine Months Ended September 30, 2009
and 2008 and for the Period from December 30, 2004 (Inception) through
September 30, 2009 (Unaudited)

3

Condensed Consolidated Statements of Cash Flows for the Period from
December 30, 2004 (Inception) through September 30, 2009 (Unaudited)

4

Notes to the Consolidated Financial Statements (Unaudited)

5

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

13

Item 4T.     Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

15

Item 1A.     Risk Factors

15

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.        Defaults Upon Senior Securities

15

Item 4.        Submission of Matters to a Vote of Security Holders

15

Item 5.        Other Information

15

Item 6.        Exhibits

15

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$31,470	$72,149
Prepaid expenses	933	—
Investments available for sale (pledged)	824,217	1,763,980
Total current assets	856,620	1,836,129

Equipment, net	5,977	6,974
Software and hardware, net	80,886	53,813
	86,863	60,787

Intangible, net	146,140	229,690

TOTAL ASSETS	$1,089,623	$2,126,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Margin payable	$70,280	$529,660
Common stock to be issued	17,548	—
Total current liabilities	87,828	529,660

Stockholders' Equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value; 300,000,000 shares authorized; 38,084,958 shares issued and outstanding	38,085	38,085
Additional paid-in capital	8,090,490	8,090,490
Deficit accumulated during the development stage	(5,885,556)	(4,551,237)
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	(2,060,936)	(1,981,392)
Foreign currency translation gain	818,712	—
Total stockholder’s equity	1,001,795	1,596,946

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,089,623	$2,126,606

See accompanying notes to the financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30, 2009	For The Three Months Ended September 30, 2008
Revenues realized during the development stage	$1,165	$864
Cost of goods sold during the development sage	—	—
Gross profit during the development stage	1,165	864

Operating expenses

Research and development	62,901	170,659
General and administrative	90,232	181,168
Total operating expenses	153,133	351,827

Loss from operations	(151,968)	(350,963)

Other (income) expenses:
Interest (income)	4	22
Dividend income	17,731	120,712
Interest expense	(5,521)	(18,809)
Realized gain (loss) on marketable securities	22,149	(166,231)
Other income	813	—
Total other (income) expense	35,176	(64,306)

Loss before income taxes	(187,144)	(415,269)

Income taxes	—	—

Net loss	(187,144)	(415,269)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	62,019	(885,269)
Foreign currency translation gain	818,712	—
Comprehensive income (loss)	$693,587	(1,300,538)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	38,084,958	37,997,246

See accompanying notes to the financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2008	For The Period From December 30, 2004 (Inception) Through September 30, 2009
Revenues realized during the development stage	$1,165	$2,777	$57,733
Cost of goods sold during the development sage	—	—	978
Gross profit during the development stage	1,165	2,777	56,755

Operating expenses
Shares issued in payment for services			820,000
Research and development	398,990	751,929	1,776,268
General and administrative	283,105	461,737	1,494,250
Total operating expenses	682,095	1,213,666	4,090,518

Loss from operations	(680,930)	(1,210,899)	(4,033,763)

Other (income) expenses:
Interest (income)	4	3,328	4,628
Dividend income	97,485	250,834	445,528
Interest expense	(22,470)	(43,498)	(79,383)
Realized loss on marketable securities	(729,221)	(350,470)	(825,758)
Other income	813	—	813
Total other (income) expense	(653,389)	(139,806)	(454,170)

Loss before income taxes	(1,334,319)	(1,350,695)	(4,487,933)

Income taxes	—	—	—

Net loss	(1,334,319)	(1,350,695)	(4,487,933)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	205,058	(885,655)	(1,776,334)
Foreign currency translation gain	818,712	—	—
Comprehensive income (loss)	$(310,549)	(2,236,350)	(6,264,267)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	38,084,958	35,760,456

See accompanying notes to the financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2008	For The Period From June 11, 2008 (Inception) Through September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,334,319)	$(1,350,695)	$(4,487,933)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	55,418	62,522	189,980

Changes in operating assets and liabilities
Deposits	933	—	933
Accounts payable	—	(1,301)	—
Accrued liabilities	—	—	298
Common stock to be issued	17,548	23,250	17,548
Net Cash Used In Operating Activities	(1,260,420)	(1,266,224)	(4,279,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities	481,849	—	(752,572)
Purchase of property and equipment	(50,316)	(49,528)	(125,355)
Company acquisitions	—	—	(350,000)
Net Cash Provided By (Used In) Investing Activities	431,533	(49,528)	(1,227,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common and preferred stock	—	436,100	8,129,675
Net Cash Provided By Financing Activities	—	436,100	8,129,675

EFFECT OF EXCHANGE RATE CHANGES ON CASH	788,208	(985,655)	(2,591,104)

NET INCREASE (DECREASE) IN CASH	(40,679)	(1,765,307)	31,470

CASH AT BEGINNING OF YEAR	72,149	4,884,456	—
CASH AT END OF YEAR	$31,470	$3,119,149	$31,470

See accompanying notes to the financial statements.

GLOBALPAYNET HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2009 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed on August 7, 2009.

Development stage company

The Company is an Development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s Development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include equipment, software and hardware, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of September 30, 2009 or 2008.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009, 2008 or for the period from June 11, 2008 (inception) through September 30, 2009.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 20,000,000 options and 3,745,767 warrants outstanding as of September 30, 2009, which were excluded from the calculation because their effect would be anti-dilutive.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-

authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $5,885,556 at September 30, 2009, respectively, and had a net loss and cash used in operations of $1,334,319 and $1,260,420, respectively, for the interim period ended September 30, 2009.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ EQUITY

In July 2009 the company sold 58,493 shares of its common stock to one investor for $0.30 per share or $17,548. The shares were not issued as of September 30, 2009 so such amount was recorded as common stock to be issued, a current liability.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of September 30, 2009 through January 13, 2010, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was a reportable subsequent event to be disclosed, as follows.

In December 2009, the 58,493 shares of common stock previously sold in July 2009, were issued.

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

Results of Operations for the Three Months Ended September 30, 2009

We had $1,165 in revenues for the three months ended September 30, 2009, compared to $864 for the same period in 2008. In the same three months period we incurred operating expenses of $153,133 compared to expenses of $350,963 for the year-ago quarter. Most of these expenses for the three months ended September 30, 2009 are associated with compensation to contractors; office space and data server expenses, and research and development plus expenses.  We anticipate our operating expenses will increase as we develop new business.

Net Loss

We incurred a loss of $187,144 for the three months ended September 30, 2009, compared to a loss of $415,269 during the year-ago quarter, and a comprehensive loss in the amount of $6,264,267 during the period from inception (December 30, 2004) to September 30, 2009. The smaller loss for the 2009 quarter as compared to the year-ago quarter was due in part to increased dividend income and lower expenses, offset by a higher loss in translation for currency exchange. We expect losses to continue to accrue in the near future.

Liquidity and Financial Condition

We had cash on hand of $31,470 as of September 30, 2009, compared to cash on hand of $72,149 at December 31, 2008. In addition, as of September 30, 2009 we had $824,217 of investments available for sale (pledged) compared to $1,763,980 of investments available for sale (pledged) as of December 31, 2008.  Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $8,129,575. Given our increased expenditures related to the development of our infrastructure and portal is it difficult to estimate how long our cash on hand will sustain the business.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company recognizes the need to segregate the functions of the chief executive officer and chief financial officer. The Company’s management, including the chief executive officer and chief financial officer (who are the same person), has evaluated our disclosure controls and procedures as of the period ended September 30, 2009 and, due to the unsegregated functions of the chief executive officer and chief financial officer, has concluded that they are currently ineffective. The Company plans to install segregated controls as it launches its products and obtains additional cash flow.

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

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2009, we issued 100,000 shares of common stock, par value $0.001, (the “Common Stock”) to Claudio Alberti, a resident of Switzerland, in consideration for services he rendered to the Company.

On February 9, 2009, we issued 128,190 shares of Common Stock to Renovatio Media Group S.A. in consideration for the intellectual property license granted by Renovatio to us.

On December 23, 2009, we entered into a Non-U.S. Share Private Placement Subscription Agreement with Pictet Private Equity Investors SA, a Switzerland entity, whereby we sold 2,000,000 shares of Common Stock for an aggregate purchase price of $900,000.

All issuances were exempt from the registration requirements pursuant to Rule 701.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

We were not in default under any senior security during the fiscal quarter ended September 30, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fiscal quarter ended September 30, 2009.

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

Date: January 13, 2010

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