Form 10-Q/A
period 2009-09-30
GLOBALPAYNET HOLDINGS, INC.
filed 2010-01-19
CIK 1344807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Amendment No. 1)

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 200,000,000 options outstanding as of September 30, 2009, which were excluded from the calculation because their effect would be anti-dilutive.

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

All issuances were exempt from the registration requirements pursuant to Regulation S and Rule 701.

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

Date: January 19, 2010

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