Form 10-K
period 2009-12-31
GLOBALPAYNET HOLDINGS, INC.
filed 2010-05-18
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number:  000-57169

GLOBALPAYNET HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0458087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of May 12, 2010, there were 40,643,748 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

GLOBALPAYNET HOLDINGS INC.

TABLE OF CONTENTS

Form 10-K Index

i

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in this Report will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, the ability of the Company to satisfy its outstanding convertible debt obligations, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

DESCRIPTION OF THE BUSINESS

Background

We were incorporated under the laws of the State of Nevada on December 30, 2004. In May of 2007 we changed our name to GlobalPayNet Holdings, Inc.

GlobalPayNet Holdings Inc. (the“Company”) is a information technology holding group incorporated in Nevada, and headquartered in Seattle WA, with subsidiaries and partnerships in Canada and Europe. The Company provides solutions and services to securely manage and store highly confidential electronic data such as Electronic Payments, Electronic Health Records and other sensitive data exchanged through the Internet by businesses of all sizes. These services are provided in compliance with the Payment Card Industry Data Security Standard, (PCI DSS) and the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

The primary businesses where the Company can leverage its know-how and technology into a Unique Selling Proposition are:

●	Electronic IP-Based Payment Transactions
●	Electronic Health Record Management
●	PCI DSS Compliant Secure Storage of sensitive information
●	Secure web hosting, Secure data storage, disaster recovery and business continuity
●	PCI DSS Compliance and forensic audit services

The Company’s business model is both subscription and transactional fee based. The company kept its expenditures under strict control during the years of pure development so that it is now debt free and ready to boost the commercialization of the services and solutions. Our management believes that our solutions and services are priced at levels that make them affordable to organizations of all sizes. We believe that this will help differentiate us from  the products of our main competitors.

The company’s Distinctive Business Value relies on the following tenets:

●	Solid entity with international reaches for global data processing (USA, Canada, EU)
●	Service oriented company with innovative services and products
●	Transactional based SaaS business model with a variety of innovative on-demand products generating very high margin recurring fees
●	Experienced management and software development team, tight management of costs and a light and infinitely scalable structure
●	Entirely owned Intellectual Property on software and hardware infrastructure.
●	State of the art technology platform compliant with international data security standards and continually updated
●	Partnerships with Global 100 companies already in place (SAP, RBS, HSBC etc.)
●	Operating in the global electronic payment processing field, Health IT and, data security and storage for all sizes of enterprises on the web and mobile networks.
●	Exceptional forecast of profit and turnover growth in the next 5 years. Realistic targets based upon an organic growth strategy deliverable from the existing asset base.
●	“Global but Local” concept (we are present in 2 continents, 8 countries and can underwrite merchant accounts in 31 countries, including China)

The Company is insulated from rising defaults and late payments, because unlike American Express and Discover Financial Inc., the Company does not extend credit to cardholders. All the risks are with the banks and other underwriters.

Mission
To provide public and private organizations highly secure electronic data transaction services globally.

The business model is both subscription (SaaS-Software as a Service) and transactional fee based, which makes the margins very attractive. The company kept its expenditures under strict control during the years of pure development so that it is now debt free and ready to boost the commercialization of the services and solutions. This is being done by hiring highly technically skilled people with a strong track record in leading the sales and operations of technology companies. The technical knowledge of the management team together with the light structure enables the Company and its partners to foresee the coming market needs and rapidly react accordingly without the burden of a heavy hierarchy. Rigidity and slow reaction to the evolving market situation are among the most severe hindrances of the main competitors.

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

Our principal offices are located at 701 Fifth Ave., Suite 4200, Seattle, WA 98104, and our telephone number is (206) 262-7533.  We are incorporated under the laws of the State of Nevada.  Our website address is www.globalpaynet.com.  Information contained on our website is not a prospectus and does not constitute part of this prospectus.

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

Phase 3: Commercialization

The commercialization of the main three product rages will take full effect once all documentation and marketing collaterals have been completed in phase 2. GlobalPayNet plans to commercialize its products through three main channels:

●	Channel partnerships and integration partners (SAP, web IT companies, banks)

●	A network of 10,000 Global VARs (Value Added Resellers, wholesalers)

●	SEO marketing, general public exposure (this is organic in growth and carries higher margins)

Go To Market Strategy

Partners’ network: develop a network of geographically localized partnerships with businesses providing complementary solutions. This will provide GlobalPayNet with a capillary sales channel network and will enable partners to market a wider offer.

Customers’ satisfaction: the complete control on the underlying technology will enable the provision of solutions fitting the customers’ needs.

●	Vertical markets: focus on specific verticals and expand over time:

●	Short Term: Financial services, ERP, Health, consider the advertisement sector.

●	Medium to Long Term: Expand into other verticals such as ISPs (through ASP model) and expand towards Security Compliance (e.g. PCI/DSS certification of existing secure data centers).

Channels: Develop Partner Strategy and Program by Type of Partner:

●	Technology Partners (e.g. SAP)

●	Implementation & Solution Partners (e.g. local IT integrators)

●	Managed Services Partners (e.g. ISPs, Web Sites creators)

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

GlobalPayNet is targeting two types of clients, both using GlobalPayNet’s recurring revenue services:

“wholesale” clients:

●	Larger companies, channel partners, integrators, myriad of sub-customers

●	Global 100 companies already in contract with Company

●	Low acquisition cost, exponential growth potential

“retail” clients:

●	Sales averaging USD 40,000/year, revenue per client min. USD 500/year.

●	Acquisition is organic through SEO, word of mouth, blogs etc…

●	Non-profit organizations (.org) represents unique opportunity

●	Compliance cost too high to them, Securus pay will be sold easily

●	Higher profit margins

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

Service Level Agreement

Availability

The guaranteed uptime is 99.999% relying on GlobalPayNet’s Swiss and Canadian data centre infrastructure.

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

The one-shot system can be also used to provide remote persons with cash to be withdrawn from an ATM. A single account can actually be linked to several mobile phones and an SMS containing the one-time code to withdraw a given amount from an ATM can be sent to any of the enabled phones. This is a typical situation where parents may need to send money to traveling kids without the need to give them a credit or debit card.

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

Other researchers are taking a more cautious approach to forecasting mobile gaming revenues. Understanding & Solutions (U&S) projects growth to US$6 billion in 2011 from US$3.6 billion in 2007 and Gartner essentially splits the difference between the U&S and Juniper data, with a worldwide forecast of US$9.6 billion in mobile gaming revenues for 2011. Estimates show that 38% of mobile phone users in Western Europe will use the mobile Internet by 2013. This equates to 125 million Europeans. Today, only 42 million Europeans access the Web regularly from their mobile phones. The proliferation of 3.5G devices is expected to drive this growth. Austria, Italy, the UK, and the Nordics lead the region in 3G adoptions.

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

Who will be using EHRmedi?

Almost any specialty can benefit from using EHRmedi, and with GlobalPayNet’s free customization policy, no healthcare specialty is out of our reach. The scope includes but is not limited to:

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

The system is scalable and easily deployed on a vast global network using GlobalPayNet’s advanced and secure hosting facilities located primarily in Switzerland. It is being sold on a per-seat licensing or per group licensing payable yearly or monthly, allowing for easy management and affordability. The information pathways allow doctors’ office, clinics, hospitals, pharmacies and any health care provider (practitioner) to access a patient’s medical history from anywhere a computer or a smart phone (such as iPhone) can be accessed, even when off-line. Any authorized user can get a complete and accurate picture. The system is maintenance free as opposed to traditional software purchase.

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

EMPLOYEES

GlobalPayNet does not employ salaried full-time or part time staff. All individuals that work for the Company are independent contractors who are compensated on a commission basis or on a contract payment basis. Alain Ghiai, our Chairman and Chief Executive Officer and the sole member of our board of directors, has no employment or other agreement with us, but our wholly-owned subsidiary, Globus Payments Ltd., has entered into a consulting agreement with Mr. Ghiai. For more information on the consulting agreement, please refer to “Certain Relationships and Related-Party Transactions” in Item 13 of this Report on Form 10-K.

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

ITEM 4.         (REMOVED AND RESERVED)

PART II

ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

There is presently no public market for our shares of common stock. Our common stock has never traded in a public market. We anticipate applying for trading of our common stock on the Over the Counter Bulletin Board (“OTCBB”). If and when our common stock is traded on the OTCBB, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

Holders. As of May 4, 2009, our common stock was held by 57 holders of record.

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

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements

This portion of this prospectus includes statements that constitute “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this prospectus, for example governmental regulation and competition in our industry, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in this Report will be affected by the following factors: our ability to raise sufficient capital to finance our planned activities, our ability to successfully prosecute and protect our intellectual property, and our ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this prospectus. In particular, this prospectus sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this prospectus may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this prospectus and in other documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes amounts based upon an aging schedule, historical bad debt experience, and current trends. The Company had $0 for allowance of doubtful accounts at December 31, 2008 and 2009.

Goodwill

The Company did not attribute any value to goodwill for the year ended December 31, 2008 and 2009.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008.

Revenue

Net revenue totaled $3,167 for the year ended December 31, 2009 compared to $2,033 for the year ended December 31, 2008. All of our revenues were derived from transaction processing fees.   As a development stage company, we have not yet begun generating a sustainable revenue stream, and we believe the variance from year to year is not significant to the overall business strategy.

Officer’s compensation

Officer’s compensation consists of an annual fee of approximately $100,000 to our Chief Executive Officer and stock based compensation. Stock based compensation expenses, which were a result of a stock option issued to our Chief Executive Officer, and which vests over a two year service period, totaled $5,499,094 in 2009 as compared to $5,258,040 in 2008.

General and administrative expenses

General and administrative expenses are comprised of professional fees, occupancy expenses, travel expenses, supplies and other overhead expenses.  General and administrative expenses totaled $277,816 for the year ended December 31, 2009, which was 39.7% lower as compared to $460,917 for the year ended December 31, 2008.  The lower level of expense is principally due to a reduction in our requirements for consulting fees, travel, and other expenses in fiscal 2009.

Research and development expenses

Research and development expenses consist of costs to develop our proprietary software platform.  Costs include payments for engineering services, PCI DSS audit fees, and platform maintenance fees.   Research and development costs decreased 62%, or $1,374,201, from $2,208,247 for the year ended December 31, 2008 to $834,046 for the year ended December 31, 2009.  The decrease was a result of fewer requirements for engineering services and related expenses as our research and development efforts progressed toward a completed platform..  A portion of the decrease was related to the decrease in the fair value of common stock issued for these services in fiscal 2009 which totaled approximately $205,172, as compared to approximately $800,000 in fiscal 2008.

Depreciation and amortization expenses

Depreciation and amortization expenses increased 103.0% to 23,430, during the year ended December 31, 2009, as compared to expenses totaling $11,543 for the year ended December 31, 2008.  The increase was a result of new property and equipment our infrastructure being placed into service over the two-year period.  The property and equipment is a component of our infrastructure supporting our current research and development efforts and ultimately for the support of our future operations.

Loss on marketable securities and foreign currency translation

We recognized a $656,733 loss on our investment in marketable securities for the year ended December 31, 2009, as compared to $492,456 for the year ended December 31, 2008.  Principally all of the fiscal 2009 loss was incurred but not realized during fiscal 2008 during a particularly volatile period of the financial market.  A portion of these losses were offset by an unrealized gain in the translation of foreign currency.

Net loss

We incurred a net loss totaling $7,413,608 for the year ended December 31, 2009, compared to a net loss of $8,619,893 for the year ended December 31, 2008, The decrease was primarily due to the decrease in research and development expenses.

Liquidity

At December 31, 2009, we had cash reserves totaling $628,291 and short-term securities with a fair value of $676,381.  Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,449,595. Given our increased expenditures related to the development of our infrastructure and portal is it difficult to estimate how long our cash on hand will sustain the business.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
INDEX TO THE FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2009 and 2008…	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM DECEMBER 30, 2004 (INCEPTION) THROUGH DECEMBER 31, 2009	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 30, 2004 (INCEPTION) THROUGH DECEMBER 31, 2009	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM DECEMBER 30, 2004 (INCEPTION) THROUGH DECEMBER 31, 2009	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Globalpaynet Holdings, Inc.
(A development stage company)
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Globalpaynet Holdings, Inc., a development stage company, (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from December 30, 2004, (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from December 30, 2004 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a net loss and cashed used in operations for the year ended December 31, 2009, respectively, with minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
May 14, 2010

GLOBALPAYNET HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$628,291	$653,452
Prepaid expenses	955	-
Marketable securities	676,381	1,763,116
Total current assets	1,305,627	2,416,568

Property and equipment
Furniture and fixtures, (net of accumulated depreciation of $3,568 and $1,903, respectively)	8,491	9,636
Computers and software, (net of accumulated depreciation of $39,528 and $15,941, respectively)	102,572	59,445
Total property and equipment	111,063	69,081

TOTAL ASSETS	$1,416,690	$2,485,649

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$20,257	$2,714
Accrued liabilities, related party	100,000	81,659
Short term borrowings	-	527,763
TOTAL LIABILITIES	120,257	612,136

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock: $0.001 par value 5,000,000 shares authorized: 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value 300,000,000 shares authorized: 40,443,748 and 38,084,958 shares issued and outstanding, respectively	40,443	38,085
Additional paid-in capital	22,788,458	16,169,990
Deficit accumulated during the development stage	(21,594,873)	(14,181,265)
Accumulated other comprehensive income (loss)	61,405	(154,297)
TOTAL STOCKHOLDERS’ EQUITY	1,296,433	1,873,513

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,416,690	$2,485,649

The accompanying notes are an integral part of these financial statements

GLOBALPAYNET HOLDINGS, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,		From December 30, 2004 (Inception) through December 31, 2009
	2009	2008

Revenues realized during the development stage	$3,167	$2,033	$5,200

Operating expenses
Research and development	834,046	2,208,247	5,204,190
Officer’s compensation	5,609,511	5,382,110	14,109,621
General and administrative expenses	277,816	460,917	1,061,475
Depreciation and amortization	23,430	11,543	41,695
Total operating expenses	6,744,803	8,062,817	20,416,981

Loss from operations	(6,741,636)	(8,060,784)	(20,411,781)

Other income (expense):
Interest expense, net	(22,690)	(52,867)	(80,003)
Gain (loss) on marketable securities, net	(656,733)	(492,456)	(1,096,754)
Foreign currency transaction gain (loss)	7,451	(13,786)	(6,335)
Total other income (expense)	(671,972)	(559,109)	(1,183,092)

Loss from operations before income taxes	(7,413,608)	(8,619,893)	(21,594,873)
Provision for income taxes	-	-	-
Net loss	$(7,413,608)	$(8,619,893)	$(21,594,873)

Net loss per common share - basic & diluted	$(0.19)	$(0.23)

Weighted common shares outstanding – basic and diluted	38,128,674	37,422,168

The accompanying notes are an integral part of these financial statements

GLOBALPAYNET HOLDINGS, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from December 30, 2004 (Inception) through December 31, 2009

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance, December 31, 2006			20,000,000	$20,000	$39,325		$(40,824)	$18,501
Shares issued for cash at $0.50 per share, net of $699,925 expenses			13,300,000	13,300	4,887,775			4,901,075
Shares issued as placement fee			2,100,000	2,100	1,047,900			1,050,000
Shares issued for cash at $0.75 per share			133,333	133	99,867			100,000
Shares issued for services at $0.50 per share			1,000,000	1,000	499,000			500,000
Preferred shares issued for services - related party	1,000,000	1,000			3,117,000			3,118,000
Comprehensive income (loss)
Foreign exchange translation gain						228,081		228,081
Unrealized gain on marketable securities						11,326		11,326
Net loss							(5,520,548)	(5,520,548)
Total comprehensive income (loss)								(5,281,141)

Balance, December 31, 2007	1,000,000	1,000	36,533,333	36,533	9,690,867	239,407	(5,561,372)	4,406,435
Shares issued for cash at $0.80 per share, net of $32,615 expenses			540,000	540	398,845			399,385
Shares issued for services at $0.80 per share			1,000,000	1,000	799,000			800,000
Shares issued for cash at $2.00 per share			11,625	12	23,238			23,250
Options issued as compensation					5,258,040			5,258,040
Comprehensive income (loss)
Foreign exchange translation gain						222,287		222,287
Unrealized loss on marketable securities						(615,991)		(615,991)
Net loss							(8,619,893)	(8,619,893)

Total comprehensive income (loss)								(9,013,597)
Balance, December 31, 2008	1,000,000	1,000	38,084,958	38,085	16,169,990	(154,297)	(14,181,265)	1,873,513
Shares issued for services at $0.80 per share			228,190	228	182,324			182,552
Shares issued for services at $0.30 per share			75,400	75	22,545			22,620
Shares issued for cash at $0.30 per share			55,200	55	16,505			16,560
Shares issued for cash at $0.45 per share			2,000,000	2,000	898,000			900,000
Options issued as compensation					5,499,094			5,499,094
Comprehensive income (loss)
Foreign exchange translation loss						(414,949)		(414,949)
Unrealized gain on marketable securities						630,651		630,651
Net loss							(7,413,608)	(7,413,608
Total comprehensive income (loss)								(7,197,906)

Balance, December 31, 2009	1,000,000	$1,000	40,443,748	$40,443	$22,788,458	$61,405	$(21,594,873)	$1,296,433

The accompanying notes are an integral part of these financial statements.

GLOBALPAYNET HOLDINGS, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		From inception (December 30, 2004) to December 31, 2009
	2009	2008
OPERATING ACTIVITIES
Net loss	$(7,413,608)	$(8,619,893)	$(21,594,873)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization expense	23,430	11,543	41,697
Stock compensation	5,499,094	5,258,040	13,875,134
Fair value of shares issued for services	205,172	800,000	1,505,172
Realized loss on sale of marketable securities	763,992	525,478	1,233,364
Changes in operating assets and liabilities:
Prepaid expenses	(955)	-	(955)
Accounts payable	17,543	(17,571)	20,257
Accrued expenses – related party	18,341	81,659	100,000
Net cash used in operating activities	(886,991)	(1,960,744)	(4,820,204)
INVESTING ACTIVITIES
Purchase of property and equipment	(65,412)	(68,516)	(152,759)
Purchase of marketable securities	(650,395)	(2,379,107)	(7,361,732)
Proceeds from sale of marketable securities	999,124	3,874,184	4,873,308
Net cash provided by (used in) investing activities	283,317	1,426,561	(2,641,184)
FINANCING ACTIVITIES
Proceeds from sale of stock	916,560	422,635	7,499,595
Proceeds from short term borrowings	-	527,763	527,763
Repayment of short term borrowings	(527,763)	-	(527,763)
Net cash provided by financing activities	388,797	950,398	7,449,595
EFFECT OF EXCHANGE RATE CHANGES ON CASH	189,716	210,516	640,084
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,161)	626,731	628,291
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	653,452	26,721	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	628,291	653,452	628,291
Supplemental disclosures
Cash paid for interest	$26,801	$56,506	$88,064
Income taxes	$-	$-	$-
Non-cash activities
Shares issued for services	$205,172	$800,000	$4,668,000

The accompanying notes are an integral part of these financial statements

GLOBALPAYNET HOLDINGS, INC.
 (A Development Stage Company)
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on December 30, 2004.

In May of 2007 the Company filed a name change with the Nevada Secretary of State to GlobalPayNet Holdings, Inc.

GlobalPayNet Holdings Inc. (“GlobalPayNet” or the “Company”) is a Nevada Financial Services Technology company specialized in the secure electronic payment sector. The Company and its wholly owned Canadian subsidiary, along with its European partner have been providers of services and solutions enabling merchants to authorize, settle and manage credit card and electronic check transactions from a Web site, retail store, mail order/telephone order (MOTO) call center or mobile device since 2004. These solutions transmit transaction data over the Internet and manage submission of payment information to the credit card and Automated Clearing House processing networks. The Company offers payment processing through its Internet Protocol (IP) based secure payment gateway services that enable online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via Physical Card Swipe Terminals, Web sites and mobile devices.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of GlobalPayNet and its wholly owned operating subsidiary Globus Payments LTD (“Globus”). All significant inter-company balances and transactions have been eliminated in consolidation.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

Marketable Securities

Marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

At December 31, 2009 and 2008, the fair value of the Company’s marketable securities available for sale totaled $676,381 and $1,763,116, respectively.  From inception and through December 2009, these securities served as collateral for the Company’s short-term bank borrowings, which totaled $527,763 on December 31, 2008.  As of December 31, 2009, the borrowings were fully repaid.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. The Company’s property and equipment is comprised of computers, software and office furniture. .  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to ten (10) years.  Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of income and comprehensive income.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts. Depreciation expenses for the years ended December 31, 2009 and 2008 was $23,430 and $11,848, respectively.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

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

The Company revalues its marketable securities at every reporting period and recognizes the unrealized gains or losses in the consolidated balance sheet under comprehensive income (loss) that are attributable to the change in the fair value of the marketable securities.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than the U.S. Dollar, the Company’s reporting currency or the Canadian Dollar, the Company’s operating subsidiary's functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

Comprehensive Income

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income, for the Company, consists of net income and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Income and Comprehensive Income and Stockholders’ Equity.

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 200,000,000 options outstanding as of December 31, 2009 and 2008, which were excluded from the calculation because their effect would be anti-dilutive.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset, and b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.           A subsidiary or group of assets that is a business or nonprofit activity
2.           A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.           An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.           Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.           Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $21,594,873 at December 31, 2009, and had a net loss and cash used in operations of $7,413,608 and $886,991, respectively, for the year ended December 31, 2009, with minimal revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHORT TERM BORROWINGS

The Company has historically borrowed funds based on margin available and fully secured by it marketable securities.  At December 31, 2009, and 2008, $0 and $527,763, respectively, was outstanding.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock at a par value of $0.001 per share (“Common Stock”), and 5,000,000 shares of preferred stock at a par value of $0.001 per share (“Preferred Stock”).  Of the 5,000,000 shares of authorized preferred stock, 1,000,000 shares are designated “Class A Preferred” stock.

Preferred Stock

 As of December 31, 2009 and 2008, all 1,000,000 shares of Class A Preferred stock were issued and outstanding and held by Alain Ghiai, the Chief Executive Officer.

The shares were issued to Alain Ghiai, the Company’s President, Chief Executive Officer and Director for services rendered in September 2007.  The Company received no cash proceeds from the issuance of the shares to Mr. Ghiai.  The shares of Preferred Stock were issued to Mr. Ghiai as an accredited investor (“holder”).

Holders of Class A Preferred Stock are entitled to vote on all matters submitted to a stockholder vote.  For example, if a particular matter requires the approval of a simple majority of the holders of the Company’s outstanding stock, holders of the Series A Preferred Stock would control 51% of the vote, and if a particular matter before the shareholders requires the approval of a supermajority of the holders of the Company’s outstanding stock, holders of the Series A Preferred Stock would control 76% of the vote, in each case automatically and without any further action required by either the holders of the Series A Preferred Stock or by the Board of Directors.

The Preferred Series A do not contain any rights to dividends; have no liquidation preference; are not to be amended without the holders approval; are not convertible; are senior to all other securities; and primarily control all voting.  The Preferred Series A were valued at $3,118,000 based upon industry specific control premiums and the Company’s market cap at the time of the transaction.

Common Stock

On April 15, 2007, the Company issued 7,980,000 common shares at $0.50 per share pursuant to a non-U.S. Share Private Placement and Subscription Agreement with Andorra Banc Agricol Reig, SA for an aggregate purchase price of $3,999,000.  The Company also issued 1,600,000 common shares as a placement fee.  Cash proceeds, net of placement costs, totaled $3,690,075.

On June 15, 2007, the Company issued 5,320,000 common shares at $0.50 per share pursuant to a non-U.S. Share Private Placement and Subscription Agreement with Andorra Banc Agricol Reig, SA for an aggregate purchase price of $2,704,000.  The Company also issued 500,000 common shares as a placement fee.  Cash proceeds, net of placement costs, totaled $2,261,000.

On June 18, 2007, the Company completed a private placement of 133,333 common shares at $0.75 per share for an aggregate purchase price of $100,000.

On March 31, 2008, The Company completed a private placement of 540,000 common shares at $0.80 per share.  Cash proceeds, net of $32,615 placement costs, totaled $398,845.

On July 7, 2008 the Company issued 1,000,000 common shares in payment for services.  The shares were recorded at fair market value on the date of grant, or $0.80, or an aggregate of $800,000.

 In October 2008 the Company completed a private placement of 11,625 common shares at $2.00 per share for an aggregate purchase price and cash proceeds of $23,250.

In February 2009, the Company issued 128,190 common shares in payment for services.  The shares were recorded at fair market value on the date of grant, or $0.80, or an aggregate of $102,252.

In February 2009, the Company issued 100,000 common shares in payment for services.  The shares were recorded at fair market value on the date of grant, or $0.80, or an aggregate of $80,000.

In July 2009, the Company issued 50,000 common shares in payment for services.  The shares were valued at $0.30 per share, or an aggregate of $15,000, which was the fair market value of the shares on the date of issuance.

In July 2009 the Company issued 58,493 common shares at $0.30 per share for an aggregate purchase price and cash proceeds of $16,505.

In December 2009, the Company issued 25,400 common shares in payment for services.  The shares were valued at $0.30 per share, or an aggregate of $7,620, which was the fair market value of the shares on the date of issuance.

On December 23, 2009, the Company issued 2,000,000 shares of its common stock pursuant to non-U.S. Share Private Placement Subscription Agreement with Pictet Private Equity Investors SA, a Switzerland entity, at $0.45 per share, for an aggregate purchase price and cash proceeds of $900,000.  The shares securities sold in this transaction have not been registered under the Securities Act of 1933, as amended (the “Act”) and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. This sale is exempt under Regulation S of the Securities Act of 1933 as no offers or sales were made to United States persons.

Stock Options

On January 17, 2008 the Company awarded stock options to Alain Ghiai for 200,000,000 shares in Common Stock.   The shares vest on January 17, 2010 (“vesting date”) and expire 52 years from issue date.  Provided that the Participant is employed with the Company on the vesting date, the Options may be exercised at a $2.00 price.  The options were valued at $11,013,251 using a lattice model with the following assumptions: 1% annual attrition rate, stock annual volatility of 121%, and a risk free interest rate of 4.27%.

The Company has recognized stock-based compensation expense pursuant to the two-year service period from January 17, 2008 through January 17, 2010.  Stock-based compensation expense for the years ended December 31, 2009 and 2008 totaled $5,499,093 and $5,258,036, respectively.  The unamortized portion, which totals $256,117, will be recognized as expense in fiscal 2010.

NOTE 6 – INCOME TAXES

GlobalPayNet is a non-operating holding company.  Globus, the Company’s Canadian subsidiary is subject to Canadian income taxes.

United States Income Tax

GlobalPayNet is incorporated in the State of Nevada and is subjected to United States of America tax law.

Canadian Income Tax

Our wholly owned subsidiary, Globus Payments, is subject to the tax laws of the Canada at the prevailing statutory rate of corporate income tax of 19.7%, but no provision for income taxes was made for the years ended December 31, 2009 and 2008 as Globus Payments did not have reportable taxable income for the period.

Deferred Tax Assets

At December 31, 2009, the Company has available for income tax purposes net operating loss (“NOL”) carry-forwards of $302,000 that may be used to offset future taxable income through the year ending December 31, 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $102,680 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $102,680.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $10,563 and $30,951 for the year ended December 31, 2009 and 2008, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	For the year ended December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$102,680	$92,117
Total deferred tax assets	102,680	92,117
Less: valuation allowance	(102,680)	(92,117)
Net deferred tax assets	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2009		2008
Federal statutory tax rate	34.0%		34.0%
Utilization of net operating loss carryforward	(34.0	) %	(34.0	) %
Effective tax rate	0.0%		0.0%

NOTE 7 – RELATED PARTY TRANSACTIONS

On January 18, 2008, Globus Payments Ltd., the Company’s wholly-owned subsidiary entered into a consulting agreement with Mr. Ghiai, the Company’s Chairman and Chief Executive Officer and sole director, whereby GPY agreed to pay Mr. Ghiai annual compensation of US$100,000 in cash for services rendered by Mr. Ghiai to GPY.  GPY will also reimburse Mr. Ghiai for any out-of-pocket expenses incurred in connection with the performance of his duties pursuant to the consulting agreement.  The consulting agreement has a five-year term, which will automatically renew for successive five-year periods unless notice is given by either party.  At December 31, 2009, $100,000 remained outstanding pursuant to the agreement.

Transactions with GlobeXPayNet S.A.  In August 2007, the Company established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd.  GBX. contracts with the Company’s subsidiary Globus Payments Ltd. to perform all of its PCI compliance work.  As of the date of this report, GBX.’s sole director is Alain Ghiai, who is also a director, president and majority stockholder of the Company.  Payments to GBX for the years ending December 31, 2009 and 2008 totaled $256,294 and $967,842, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of December 31, 2009 through May 14, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.   CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report (December 31, 2009), the Company’s Chief Executive Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009. Due to the nature of the size and early stage of the Company, it had insufficient professional staff to adequately prepare and review its financial statements.

Subsequent to December 31, 2009, the Company took steps to improve its internal controls over financial reporting and engaged a professional consultant to perform a more thorough analysis of our financial transactions and oversee our financial reporting.  We believe these steps have improved our internal control over financial reporting.

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

Our Chief Executive Officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Position
Alain Ghiai	42	Chief Executive Officer, President, Secretary, Treasurer, Chairman of the Board

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

Dr. Claudio Alberti

Chief Operating Officer

Dr. Alberti is GlobeXPayNet’s and GlobalPayNet’s Chief Operating Officer in charge of supervising the company’s operations from both a business and technical perspective.  Dr. Alberti graduated in Telecommunications Engineering at the Polythecnic of Milan and then obtained a PhD degree at the École Polythecnique Fédérale de Lausanne (EPFL) in Switzerland on Digital Rights Managements (DRM) and Intellectual Property Management and Protection (IPMP).  He took part to several European projects in the IST Framework Program 5 and 6.  He participated to the standardization and reference implementation of Intellectual Property Management and Protection (MPEG-4 IPMP-X) in the ISO/IEC Moving Pictures Experts Group (MPEG) standard committee.  Dr. Alberti also supported the effort of IPMP standardization in the framework of ISO/IEC 21000 (MPEG-21).  He is the author or co-author of more than 15 MPEG contributions and 20 deliverables for FP5 and FP6 European projects as well as being the author or co-author of publications to several conferences: ISCAS, DAFX, ICASSP, AES, EUSIPCO, CONFTELE, SPIE Symposium on Electronic Imaging. Publications to journals include: IEEE Transactions on Multimedia, International Journal of Imaging Systems and Technology.

After leaving the Academic activity Dr. Alberti served WISeKey SA in Geneva, Switzerland as data security expert to work on next generation secure identity management solutions and enterprise scale Public Key Infrastructures (PKI) deployment. Here he specialized in X.509 digital certificates lifecycle management and online data protection technology. Customers and partners included large corporations and public administrations requiring highly reliable solutions to protect their critical information processing infrastructures.

Claudio Alberti is an Italian citizen and a resident of Switzerland.

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

Code of Ethics

GlobaPayNet has not adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, mainly because currently all of these positions and functions are carried out by one individual, Alain Ghiai, and the Company believes that adopting a code of ethics applicable to only one individual would be unnecessary. However, as the Company expands and additional executive officers are appointed, the Company intends to adopt a code of ethics.

Nominating Committee; Nominating Procedures

GlobaPayNet currently does not have a nominating committee and does not presently plan to establish a nominating committee. The Company has not implemented any formal procedures pursuant to which securityholders may recommend nominees to the Company’s board of directors.

Audit Committee

GlobaPayNet currently does not have an audit committee and has not made a determination of whether there it has a financial expert. The Company does not presently plan to establish an audit committee. However, if an audit committee is established, the Registrant will make the proper disclosures on Form 8-K.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alain Ghiai, Chairman and CEO	2009 2008 2007	— — —	— — —	— — 3,118,000 (1)	— 11,013,251 (2) —	— — —	— — —	110,417 81,659 —	100,000 11,094,291 3,118,000
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

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (See Note 1)
Common Stock	Alain Ghiai 14 Rue du Rhone Geneve 1204 Switzerland	210,163,750 (See Note 2)	87.41%
Common Stock	Andorra Banc Agricol Reig SACalle Manuel Cerqueda 1 AD700 Escaldes Engordany	13,300,000	32.89%
Common Stock	Renovatio Media Group SA 14 Rue du Rhone Geneve 1204 Switzerland	4,500,000	11.13%
Class A Preferred Stock	Alain Ghiai	1,000,000 (See Note 3)	100%

(1) Percentages are calculated based on 40,443,748 shares of common stock and 1,000,000 shares of Class A Preferred Stock issued and outstanding as of May 4, 2010.

(2) Mr. Ghiai’s common stock ownership includes the following:

•	3,978,750 shares owned directly by Mr. Ghiai,

•	4,500,000 shares owned directly by Renovatio Media Group S.A. (“Renovatio”), of which Mr. Ghiai is the sole director;

•	990,000 shares owned directly by Globus Communications, a division of Renovatio; and

•	695,000 shares owned directly by Globus Media Ltd., which is a wholly-owned subsidiary of Renovatio and of which Mr. Ghiai is the sole director.

•	Options to purchase 200,000,000 shares of common stock at a per share exercise price of $2.00.

(3) Pursuant to the terms of the Class A Preferred Stock, the owner of the Class A Preferred Stock will effectively retain total voting control of GlobalPayNet regardless of the number of shares of common stock issued. No other person is the beneficial owner of more than five percent of any class of GlobalPayNet’s voting securities.

Change of Control.

To GlobalPayNet’s knowledge, there are no arrangements, which may result in a change of control of GlobalPayNet.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

E E-Shopping Technologies Purchase.  On July 31, 2007, a wholly-owned subsidiary of the Registrant, Globus Payments Ltd., entered into an agreement to purchase E-Shopping Technologies Ltd. from Renovatio Media Group S.A. (“Renovatio”).  As consideration for the sale, GlobalPayNet Holdings Inc. (“we” or the “Company”) paid Renovatio US$350,000 in cash and issued 1,000,000 shares of its common stock to Renovatio.  Alain Ghiai, our Chairman and Chief Executive Officer and our sole director, is the sole director of Renovatio.  As of the date of the purchase and sale of E-Shopping Technologies Ltd., Mr. Ghiai was one of two members of the Board of Renovatio. The other board member also approved the terms of the sale.

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

Transactions with GlobeXPayNet S.A.  In August 2007, we established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd.  A sum of EUR500, 000 was invested in this venture in order to secure a global marketing partner in the payment industry with far-reaching contacts with large multinational companies.   GlobeXPayNet S.A. is also contracting with GlobalPayNet’s subsidiary Globus Payments Ltd. for all its PCI compliance work.  As of the date hereof, GlobeXPayNet S.A.’s sole director is Alain Ghiai, who is also a director, president and majority stockholder of the Company.

We currently have no policies or procedures for the review, approval or ratification of related-party transactions.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the fiscal year ended December 31, 2009, our principal accountant, Li and Company, PC, billed approximately $16,250 for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 and for the period from December 30, 2004 (inception) through December 31, 2009.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal year 2009.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal year 2009.

All Other Fees

There were no other fees billed by our principal accountant other than those disclosed above for fiscal years.

PART IV

ITEM 15        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference to the Form 10SB12G filed on January 31, 2006.
3.3	Certificate of Amendment to Articles of Incorporation filed June 18, 2007	Incorporated by reference to the Form 8-K filed August 6, 2007
3.4	Articles of Amendment to Articles of Incorporation filed April 4, 2007	Incorporated by reference to the Form 8-K filed August 6, 2007
3.5	Certificate of Designation of Class A Preferred Stock	Incorporated by reference to the Form 8-K filed October 4, 2007
10.1	GlobalPayNet Holdings Inc. stock option agreement dated January 17, 2008 by and among the Registrant and Alain Ghiai	Incorporated by reference to the Form 8-K filed January 23, 2008
10.2	Globus Payments Ltd. consulting agreement with Alain Ghiai, dated January 18, 2008	Incorporated by reference to the Form 8-K filed January 23, 2008
10.3	Acquisition agreement by and among Globus Payments Ltd., E-Shopping Technologies Ltd. and Renovatio Media Group S.A., dated July 31, 2007	Incorporated by reference to the Form 8-K/A filed August 15, 2007
10.4	Non-US Share Private Placement Agreement with Andorra Banc Agricol Reig, S.A., dated April 15, 2007	Incorporated by reference to the Form 8-K/A filed April 25, 2007
10.5	Non-US Share Private Placement Agreement with Andorra Banc Agricol Reig, S.A., dated June 18, 2007	Incorporated by reference to the Form 8-K filed June 21, 2007
10.6	Non-US Share Private Placement Agreement with Woodrush Ltd., dated June 18, 2007	Incorporated by reference to the Form 8-K filed June 21, 2007
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the18th day of May, 2010.

GLOBALPAYNET HOLDINGS INC., a Nevada Corporation

By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with GlobalPayNet Holdings Inc. and on the dates indicated.

Signature	Title	Date

/s/ ALAIN GHIAI	Chief Executive Officer & Chairman of the Board	May 18, 2010
Alain Ghiai