Form 10-Q
period 2010-03-31
GLOBALPAYNET HOLDINGS, INC.
filed 2010-06-14
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

40,443,748 Shares of Registrant’s Common Stock, $0.001 par value, were outstanding as June 10, 2010.

GLOBALPAYNET HOLDINGS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and for the Period from December 30, 2004 (Inception) through March 31, 2010 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and for the Period from December 30, 2004 (Inception) through March 31, 2010 (Unaudited)	5

	Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Removed and Reserved	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$387,992	$628,291
Prepaid expenses	1,083	955
Marketable securities	732,593	676,381
Total current assets	1,121,668	1,305,627
Furniture and fixtures, (net of accumulated depreciation of $3,969 and $3,568, respectively)	8,091	8,491
Computers and software, (net of accumulated depreciation of $46,733 and $39,528, respectively)	96,437	102,572
TOTAL FIXED ASSETS	104,528	111,063
TOTAL ASSETS	$1,226,196	$1,416,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$90,245	$20,257
Accrued liabilities - related party	100,000	100,000
TOTAL LIABILITIES	190,245	120,257
Commitments and contingencies
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value; 300,000,000 shares authorized;
40,443,748 shares issued and outstanding	40,443	40,443
Additional paid-in capital	23,044,575	22,788,458
Deficit accumulated during the development stage	(22,138,085)	(21,594,873)
Accumulated other comprehensive income (loss)	88,018	61,405
TOTAL STOCKHOLDERS’ EQUITY	1,035,951	1,296,433

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,226,196	$1,416,690

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		From December 30, 2004 (Inception) Through
	2010	2009	March 31, 2010

Revenues realized during the development stage	$-	$-	$5,200

Operating expenses
Research and development	128,643	370,239	5,332,833
Sales and marketing	27,569	-	27,569
Officer's compensation	281,160	1,380,941	14,390,781
General and administrative expenses	98,922	76,799	1,160,395
Depreciation and amortization	7,595	4,159	49,292
Total operating expenses	543,889	1,832,138	20,960,870

Loss from operations	(543,889)	(1,832,138)	(20,955,670)

Other (income) expense:
Interest (income) expense, net	(429)	8,661	79,574
Loss on marketable securities, net	328	190,489	1,097,082
Foreign currency transaction (gain) loss	(576)	10,560	5,759
Total other (income) expense	(677)	209,710	1,182,415
Loss from operations before taxes	(543,212)	(2,041,848)	(22,138,085)
Provision for income taxes	-	-	-
Net loss	(543,212)	(2,041,848)	(22,138,085)

Other comprehensive income (loss):
Unrealized gain on marketable securities	7,177	47,016	33,163
Foreign exchange gain (loss)	19,435	(629,772)	54,855

Comprehensive income (loss)	$(516,600)	$(2,624,604)	$(22,050,067)

Net loss per common share - basic and diluted	$(0.01)	$(0.05)

Weighted average number - basic and diluted of shares outstanding	38,128,674	37,422,168

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,		From December 30, 2004 (Inception) through
	2009	2008	March 31, 2010
OPERATING ACTIVITIES
Net loss	$(543,212)	$(2,041,848)	$(22,138,085)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization expense	7,595	4,159	49,292
Stock compensation	256,117	1,355,941	14,131,251
Fair value of shares issued for services	-	182,552	1,505,172
Realized loss on sale of marketable securities	328	190,489	1,233,692
Changes in operating assets and liabilities:
Prepaid expenses	(128)	-	(1,083)
Accounts payable	69,988	6,856	90,245
Accrued liabilities - related party	-	22,423	100,000
Net cash used in operating activities	(209,312)	(279,428)	(5,029,516)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,060)	(31,643)	(153,819)
Purchase of marketable securities, net of sales proceeds	(49,363)	-	(2,537,788)
Proceeds from sale of marketable securities, net of purchases	-	86,730	-
Net cash provided by (used in) investing activities	(50,423)	55,087	(2,691,608)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	7,449,595
Proceeds from short term borrowings	-	221,993	527,763
Repayment of short term borrowings	-	-	(527,763)
Net cash provided by financing activities	-	221,993	7,449,595
EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,436	(629,772)	659,520
NET CHANGE IN CASH AND CASH EQUIVALENTS	(240,299)	(632,120)	387,992
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	628,291	653,452	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	387,992	21,332	387,992
Supplemental disclosures
Cash paid for Interest expense	$161	$8,661	$88,225
Income taxes	$-	$-	$-
Non-cash activities
Shares issued for services	$205,172	$800,000	$4,668,000

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2010 AND 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed on May 18, 2010.

The consolidated financial statements include the accounts of GlobalPayNet and its wholly owned operating subsidiary Globus Payments LTD (“Globus”) as of March 31, 2010 and 2009 and for the interim periods then ended.  All significant inter-company balances and transactions have been eliminated in consolidation

Development stage company

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

At March 31, 2010 and December 31, 2009, the fair value of the Company’s marketable securities available for sale totaled $732,593 and $676,381, respectively.

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2010 or 2009.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 200,000,000 options outstanding as of March 31, 2010 and 2009, which were excluded from the calculation because their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $22,138,085 at March 31, 2010, and had a net loss and cash used in operations of $543,212 and $209,312, respectively, for the three months ended March 31, 2010.

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

 As of March 31, 2010, and December 31, 2009, all 1,000,000 shares of Class A Preferred stock were issued and outstanding and held by Alain Ghiai, the Chief Executive Officer.  As of March 31, 2010, and December 31, 2009, 40,443,478 shares of common stock were issued and outstanding.

 As of March 31, 2010, and December 31, 2009, the Company’s Chief Executive Officer held an option to purchase 200,000,000 shares of Common Stock at an exercise price of $2,00 per share.  The shares vested on January 17, 2010 (“vesting date”) and expire 50 years from the vesting date.  Provided that the Participant is employed with the Company on the vesting date, the Options may be exercised at a $2.00 price.  The options were valued at $11,013,251 using a lattice model with the following assumptions: 1% annual attrition rate, stock annual volatility of 121%, and a risk free interest rate of 4.27%.

The Company has recognized stock-based compensation expense pursuant to the two-year service period from January 17, 2008 through January 17, 2010.  Stock-based compensation expense for the three months ended March 31, 2010 and 2009 totaled $256,117 and $1,355,941, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 18, 2008, Globus Payments Ltd., the Company’s wholly-owned subsidiary entered into a consulting agreement with Mr. Ghiai, the Company’s Chairman and Chief Executive Officer and sole director, whereby GPY agreed to pay Mr. Ghiai annual compensation of US$100,000 in cash for services rendered by Mr. Ghiai to GPY.  GPY will also reimburse Mr. Ghiai for any out-of-pocket expenses incurred in connection with the performance of his duties pursuant to the consulting agreement.  The consulting agreement has a five-year term, which will automatically renew for successive five-year periods unless notice is given by either party.  Compensation expense pursuant to this agreement totaled  approximately $25,000 during each of the three months ended March 31, 2010 and 2009.

Transactions with GlobeXPayNet S.A.  In August 2007, the Company established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd.  GBX. contracts with the Company’s subsidiary Globus Payments Ltd. to perform all of its PCI compliance work.  As of the date of this report, GBX.’s sole director is Alain Ghiai, who is also a director, president and majority stockholder of the Company.  Payments to GBX for the three months ending March 31, 2010 and 2009 totaled $65,000 and $90,529, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of March 31, 2010 through June 14, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Comparison of results of operations for the three months ended March 31, 2010 and 2009

Research and development expenses

Research and development expenses consist of costs to develop our proprietary software platform.  Costs include payments for engineering services, PCI DSS audit fees, and platform maintenance fees.   Research and development costs decreased 65%, or $241,596, from $370,239 for the three months ended March 31, 2009 to $128,643 for the three months ended March 31, 2010.  The decrease was a result of fewer requirements for engineering services and related expenses as our research and development efforts progressed toward a completed platform..  A portion of the decrease was related to the absence of issuance of Common Stock for these services during the three months ended March 31, 2010 as compared to the same period in 2009, during which period we issued Common Stock with a fair value of $185,552 for such services.

Sales and marketing expenses

Sales and marketing expenses consist of website development and other promotional activities related to the sales and marketing of our services.  We initiated these activities during the three months ended March 31, 2010.

Officer’s compensation

Officer’s compensation consists of an annual fee of approximately $100,000 to our Chief Executive Officer and stock based compensation. Stock based compensation expense, which is a result of a stock option issued to our Chief Executive Officer, and which vested over a two year service period through January 17, 2010, totaled $256,117 during the three months ended March 31, 2019, as compared to $1,355,941 in the comparable 2009 period.

General and administrative expenses

General and administrative expenses are comprised of professional fees, occupancy expenses, travel expenses, supplies and other overhead expenses.  General and administrative expenses totaled $98,922 for the three months ended March 31, 2010, an increase of 28.8% as compared to $76,799 for the three months ended March 31, 2009.  The increase is principally a result of the cost of maintaining our systems that have completed the research and development stage.

Depreciation and amortization expenses

Depreciation and amortization expenses increased 82.6% to 7,595, for the three months ended March 31, 2010, as compared to expenses totaling $4,159 for the for the three months ended March 31, 2009.  The increase was a result of new property and equipment our infrastructure being placed into service subsequent to March 31, 2009.  The property and equipment is a component of our infrastructure that will ultimately be used for the support of our future operations.

Loss on marketable securities and foreign currency translation

We recognized a $328 loss on our investment in marketable securities for the three months ended March 31, 2010, as compared to $190,489 for the three months ended March 31, 2009.  Principally all of the fiscal 2009 loss was incurred but not realized during fiscal 2008 during a particularly volatile period of the financial market.  A portion of these losses were offset by an unrealized gain in the translation of foreign currency.

Net loss

We incurred a net loss totaling $543,212 for the months ended March 31, 2010, compared to a net loss of $2,041,848 for the three months ended March 31, 2009, The decrease was primarily due to the reduction of stock based compensation expense as well as research and development expenses in the fiscal 2010 period as compared to the fiscal 2009 period.

Liquidity and Capital Resources

At March 31, 2010, we had cash reserves totaling $387,992 and short-term securities with a fair value of $732,593.  Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,449,595. Given our increased expenditures related to the development of our infrastructure and portal is it difficult to estimate how long our cash on hand will sustain the business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.    CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and have not changed since its most recent annual report.

Changes in Internal control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  Subsequent to December 31, 2009, the Company took steps to improve its internal controls over financial reporting and engaged a professional consultant to perform a more thorough analysis of our financial transactions and oversee our financial reporting.  We believe these steps have improved our internal control over financial reporting, and which include the period covered by this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge; no such proceedings are threatened or contemplated.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

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
Date: June 14, 2010

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