Form 10-Q/A
period 2010-03-31
GLOBALPAYNET HOLDINGS, INC.
filed 2010-06-22
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
AMENDMENT NO. 1 TO
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 which the Registrant previously filed with the Securities and Exchange Commission on June 14, 2010 (the “Original Filing”). The Registrant is filing this Amendment to correctly state the weighted average number of shares outstanding (basic and diluted) for the quarters ending March 31, 2010 and 2009.

The weighted average number of shares outstanding (basic and diluted) for the quarter ending March 31, 2010 has been corrected to 40,443,748 from 38,128,674. The weighted average number of shares outstanding (basic and diluted) for the quarter ending March 31, 2009 has been corrected to 38,128,674 from 37,422,168.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

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

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		From December 30, 2004 (Inception) Through
	2010	2009	March 31, 2010

Revenues realized during the development stage	$-	$-	$5,200

Operating expenses
Research and development	128,643	370,239	5,332,833
Sales and marketing	27,569	-	27,569
Officer's compensation	281,160	1,380,941	14,390,781
General and administrative expenses	98,922	76,799	1,160,395
Depreciation and amortization	7,595	4,159	49,292
Total operating expenses	543,889	1,832,138	20,960,870

Loss from operations	(543,889)	(1,832,138)	(20,955,670)

Other (income) expense:
Interest (income) expense, net	(429)	8,661	79,574
Loss on marketable securities, net	328	190,489	1,097,082
Foreign currency transaction (gain) loss	(576)	10,560	5,759
Total other (income) expense	(677)	209,710	1,182,415
Loss from operations before taxes	(543,212)	(2,041,848)	(22,138,085)
Provision for income taxes	-	-	-
Net loss	(543,212)	(2,041,848)	(22,138,085)

Other comprehensive income (loss):
Unrealized gain on marketable securities	7,177	47,016	33,163
Foreign exchange gain (loss)	19,435	(629,772)	54,855

Comprehensive income (loss)	$(516,600)	$(2,624,604)	$(22,050,067)

Net loss per common share - basic and diluted	$(0.01)	$(0.05)

Weighted average number - basic and diluted of shares outstanding	40,443,748	38,128,674

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
Date: June 22, 2010

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