Form 10-K/A
period 2009-12-31
GLOBALPAYNET HOLDINGS, INC.
filed 2010-07-02
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K  (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 which the Registrant previously filed with the Securities and Exchange Commission on May 18, 2010 (the “Original Filing”).  The Registrant is filing this Amendment to include additional disclosure in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 11 Executive Compensation, and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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

Holders. As of May 4, 20 10 , our common stock was held by  61 holders of record.

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

Liquidity

At December 31, 2009, we had cash reserves totaling $628,291 and short-term securities with a fair value of $676,381.  We have invested a portion of our cash reserves in marketable securities, including various stocks and liquid securities that are traded on national exchanges in the United States and Canada.  The securities are highly liquid and are subject to risk and all fluctuations in the financial markets. In certain periods prior to December 31, 2009, some of these investments served as security for short term bank borrowings,which could be liquidated upon repayment via sale of the securities.  Upon acquisition, these investments are recorded at cost, and at each balance sheet date, are reported at fair value in accordance with paragraph 825-10-50-10 of the FASB Accounting Standards Codification Unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred

Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,449,595. As of December 31, 2009, we have used approximately $6.1 million of these funds to fund the development of our infrastructure and portal.  We believe this development is nearing completion stages, and we have reduced both our general and administrative expenses and research and development expenses during the past fiscal year.  Cash used in operations totaled $886,991 and $1,960,744 during the years ending December 31, 2009 and 2008, respectively.  However, we do not anticipate cash used in operations will continue to decrease, as we expect that other types of general and administrative and sales and marketing expenses will increase in future months as we take steps to offer our product in commercial markets, and we do not anticipate that our operating expenses will decrease in future periods.  Therefore, it is difficult to estimate how long our cash on hand will sustain the business.  There is no assurance that we will begin generating cash flow from operations sufficient to fund our operations in the foreseeable future.  Additional funding will be necessary to continue development and marketing of our product.

We have sustained substantial losses and are still in the development stage. We have not attained profitable operations and may be dependent upon obtaining financing. For these reasons there is a risk that we will be unable to continue as a going concern.  The financial statements accompanying this report on Amendment No. 1 to Form 10-K contemplate our continuation as a going concern.

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

In July 2007, the Company issued 1,000,000 as part of the acquisition by the Company of E-Shopping Technologies, Inc. The shares were recorded at fair market value on the date of grant, or $0.50, or an aggregate of $500,000. See also Item 13 of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

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

Report of Managements’s Annual Report on Internal Control over Financial Reporting.

As of the end of the period covered by this report (December 31, 2009), the Company’s Chief Executive Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, the Company’s Chief Executive Officer concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Due to the nature of the size and early stage of the Company, it had insufficient professional staff to adequately prepare and review its financial statements.

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

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole director will serve until the next annual meeting of stockholders. Our officers and key employees and consultants are appointed by our Board of Directors and serve at its discretion.

Current Directors and Executive Officers

Our board of directors currently consists of one member. There are no arrangements or understandings between our director or any other persons pursuant to which he has been selected as director, other than as described below. Mr. Ghiai owns 1,000,000 shares of our Class A Preferred Stock. The Class A Preferred Stock owned by Mr. Ghiai insures that he will have effective voting control regarding the election of additional directors or his removal as director..There are no “family relationships” among the directors, as that term is defined by the Securities and Exchange Commission. Set forth below is our current Board of Directors, including each member’s age and position with GlobalPayNet.

Name	Age	Position
Alain Ghiai	42	Chief Executive Officer, Chief Accounting Officer , President, Secretary, Treasurer, Chairman of the Board

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

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to the Company’s Named Executive Officer for all services rendered to us during the fiscal years ended December 31, 2009, 2008, and 2007:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)	Option Awards ($) (1)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Alain Ghiai, Chairman and CEO	2009 2008 2007	— — —	— — —	— — 3,118,000	5,499,094 5,258,040 —	— — —	— — —	110,417 90,000 —	5,609,511 5,348,040 3,118,000
———————
(1)	Assumptions used in the calculation of these amounts are included in footnote 5 to our audited financial statements included in this Annual Report on Form 10-K.
(2)
Represents the fair value of the stock on the date of grant.  On September 28, 2007, the Company granted Mr. Ghiai 1,000,000 shares of the Company’s Class A Preferred Stock.  Pursuant to the terms of the Class A Preferred, Mr. Ghiai effectively will retain total voting control of the Company regardless of the number of shares of common stock issued.  The grant was authorized by the Board of Directors for the purpose of providing voting control to Mr. Ghiai and enable him to take actions to facilitate the Company’s growth.

(3)
On January 17, 2008, the Company granted Mr. Ghiai an option to purchase 200,000,000 shares of the Company’s common stock with an exercise price of $2.00 per share. The option became exercisable in full on January 17, 2010 and expires on January 17, 2060 unless Mr. Ghiai’s service to the Company is earlier terminated, in which case the option will expire three months after Mr. Ghiai’s termination date.  The amount of the grant was determined by the Board of Directors who considered the following metrics: the number of shares underlying the grant was approximately 5.5 times the then outstanding shares and the equivalent of an annual allotment of 4 million shares its 50 year term, which annual amount is approximately 10% of the then-outstanding shares of the Company; as well as an exercise price of approximately 4 times of the sales price of recent placements of the Company’s Common Stock.  The Board further considered that the grant would be subject to dilution in future equity transactions, and that the lengthy term and above market exercise price provides incentive to Mr. Ghiai to increase the value of the Company by similar metrics.

(4)	Reflects amounts paid pursuant to the consulting agreement between Globus Payments, Ltd. and Mr. Ghiai.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes the awards under the Corporation's equity incentive plans for the Company’s named executive officer outstanding as of December 31, 2009.

	Option Awards						Stock Awards
Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)
Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Number of Shares or Units of Stock That Have Not Vested (#)
Number of Securities Underlying Unexercised Options (#)
Option Exercise Price ($)
					Option Expiration Date	Option Vesting Date
Name	Exercisable	Unexercisable
Alain Ghiai	—	200,000,000	—	2.00	1/17/2060	1/17/2010	—	—	200,000,000	—

The option to purchase 200,000,000 shares of the Company’s common stock granted to Mr. Ghiai on January 17, 2008 at an exercise price of $2.00 per share is our only outstanding equity award as of December 31, 2009. The option became exercisable in full on January 17, 2010 and expires on January 17, 2060 unless Mr. Ghiai’s service to the Company is earlier terminated, in which case the option will expire three months after Mr. Ghiai’s termination date.

Director Compensation.

Our directors are not compensated for their service as members of our board of directors.

Employment Agreements

Currently, we do not have any written employment or consulting agreements. On January 18, 2008, our wholly-owned subsidiary, Globus Payments Ltd., entered into a consulting agreement with Alain Ghiai, our Chairman and Chief Executive Officer, whereby Globus Payments Ltd. agreed to pay Mr. Ghiai yearly compensation of US$100,000 in cash for services rendered by Mr. Ghiai to Globus Payments Ltd. The agreement can be terminated with 15 days notice with no penalties, carries a five year term, and is automatically renewed for an additional term unless terminated with thirty days’ written notice.  The agreement includes customary confidentiality and ownership of work product by the Company terms.  As of December 31, 2009 and 2008, approximately $100,000 and $81,659, respectively, pursuant to this consulting agreement remained unpaid.

COMPENSATION DISCUSSION AND ANALYSIS

Currently, we do not pay a salary to our sole employee, Alain Ghiai, our Chairman and Chief Executive Officer. We believe that Mr. Ghiai is best compensated with equity awards because such compensation will enable GlobalPayNet to conserve its cash position while providing Mr. Ghiai an incentive to grow GlobalPayNet and create  a sustainable revenue stream, in order to increase the value of his options, which have an exercise price of $2.00 per share, well above market price of approximately $0.50 per share on the grant date. The grant was issued to provide additional incentive for Mr. Ghiai to remain in the employment of GlobalPayNet and to facilitate an increase in the Company’s market value.  The option became exercisable after he completed two years of service to the Company on January 17, 2010, with a term of 50 years, or three months after Mr. Ghiai ceases to be employed by the Company.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of any class of GlobalPayNet’s voting securities of any person known to GlobalPayNet to be the beneficial owner of more than five percent of Company’s the outstanding shares, as of the close of business on  May 4, 2010 .  Alain Ghiai is currently the only member of our management team, therefore no separate table has been provided solely for management ownership.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Alain Ghiai 14 Rue du Rhone Geneve 1204 Switzerland	210,163,750 (2)	87. 33%
Common Stock	Andorra Banc Agricol Reig SACalle Manuel Cerqueda 1 AD700 Escaldes Engordany	13,300,000	32. 72%
Common Stock	Renovatio Media Group SA 14 Rue du Rhone Geneve 1204 Switzerland	4, 628,190	11. 39%
Common Stock	Catalyst Capital Holdings Ltd Foresight Capital Holdings, Ltd Griffin Capital Holdings Ltd. Edelweiss Capital Holdings Ltd. (3)	2,980,000	7.37%
Class A Preferred Stock	Alain Ghiai	1,000,000 (3)	100%

(1) Percentages are calculated based on 40, 6 43,748 shares of common stock and 1,000,000 shares of Class A Preferred Stock issued and outstanding as of May 4, 2010, unless otherwise noted .

(2) Percentage is calculated based on 240,643,748, which includes vested options to purchase 200,000,000 shares of common stock. Mr. Ghiai’s common stock ownership includes the following:

•	3,978,750 shares owned directly by Mr. Ghiai,

•	4, 628,190 shares owned directly by Renovatio Media Group S.A. (“Renovatio”), of which Mr. Ghiai is the sole director;

•	990,000 shares owned directly by Globus Communications, a division of Renovatio; and

•	695,000 shares owned directly by Globus Media Ltd., which is a wholly-owned subsidiary of Renovatio and of which Mr. Ghiai is the sole director.

•	Options to purchase 200,000,000 shares of common stock at a per share exercise price of $2.00.

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

All Other Fees

There were no other fees billed by our principal accountant other than those disclosed above for fiscal years.

PART IV

ITEM 15        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference to the Form 10SB12G filed on January 31, 2006.
3.3	Certificate of Amendment to Articles of Incorporation filed June 18, 2007	Incorporated by reference to the Form 8-K filed August 6, 2007
3.4	Articles of Amendment to Articles of Incorporation filed April 4, 2007	Incorporated by reference to the Form 8-K filed August 6, 2007
3.5	Certificate of Designation of Class A Preferred Stock	Incorporated by reference to the Form 8-K filed October 4, 2007
10.1	GlobalPayNet Holdings Inc. stock option agreement dated January 17, 2008 by and among the Registrant and Alain Ghiai	Incorporated by reference to the Form 8-K filed January 23, 2008
10.2	Globus Payments Ltd. consulting agreement with Alain Ghiai, dated January 18, 2008	Incorporated by reference to the Form 8-K filed January 23, 2008
10.3	Acquisition agreement by and among Globus Payments Ltd., E-Shopping Technologies Ltd. and Renovatio Media Group S.A., dated July 31, 2007	Incorporated by reference to the Form 8-K/A filed August 15, 2007
10.4	Non-US Share Private Placement Agreement with Andorra Banc Agricol Reig, S.A., dated April 15, 2007	Incorporated by reference to the Form 8-K/A filed April 25, 2007
10.5	Non-US Share Private Placement Agreement with Andorra Banc Agricol Reig, S.A., dated June 18, 2007	Incorporated by reference to the Form 8-K filed June 21, 2007
10.6	Non-US Share Private Placement Agreement with Woodrush Ltd., dated June 18, 2007	Incorporated by reference to the Form 8-K filed June 21, 2007
10.7	Non-US Share Private Placement Agreement with Pictet Private Equity Investors, S.A. ,dated December 23, 2009	Incorporated by reference to the Form 8-K filed December 30, 2009
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the30th day of June, 2010.

GLOBALPAYNET HOLDINGS INC., a Nevada Corporation

By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with GlobalPayNet Holdings Inc. and on the dates indicated.

Signature	Title	Date

/s/ ALAIN GHIAI	Chief Executive Officer & Chairman of the Board	June 30, 2010
Alain Ghiai