Form 10-Q
period 2010-06-30
GLOBALPAYNET HOLDINGS, INC.
filed 2010-07-30
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

40,643,748 Shares of Registrant’s Common Stock, $0.001 par value, were outstanding as July 30, 2010.

GLOBALPAYNET HOLDINGS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2010 and 2009 and for the Period from December 30, 2004 (Inception) through June 30, 2010 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and for the Period from December 30, 2004 (Inception) through June 30, 2010 (Unaudited)	3

	Notes to the Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Removed and Reserved	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

i

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,899	$628,291
Prepaid expenses	1,037	955
Marketable securities	464,901	676,381
TOTAL CURRENT ASSETS	598,837	1,305,627

Furniture and fixtures, (net of accumulated depreciation of $4,372 and $3,568, respectively)	7,688	8,491
Computers and software, (net of accumulated depreciation of $54,027 and $39,528, respectively)	89,133	102,572
TOTAL FIXED ASSETS	96,821	111,063

TOTAL ASSETS	$695,658	$1,416,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,511	$20,257
Accrued liabilities - related party	100,000	100,000
TOTAL LIABILITIES	114,511	120,257

Commitments and contingencies
Preferred stock: $0.001 par value, 5,000,000 shares authorized: 1,000,000 shares designated
Series A Preferred stock: $0.001 par value, 1,000,000 shares designated: 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value, 300,000,000 shares authorized: 40,643,748 and 40,443,748 shares issued and outstanding, respectively	40,643	40,443
Additional paid-in capital	23,134,375	22,788,458
Deficit accumulated during the development stage	(22,391,521)	(21,594,873)
Accumulated other comprehensive income (loss)	(203,350)	61,405
TOTAL STOCKHOLDERS’ EQUITY	581,147	1,296,433

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$695,658	$1,416,690

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From December 30, 2004 (Inception) through June 30, 2010
	2010	2009	2010	2009
Revenues realized during the development stage	$-	$-	$-	$-	$5,200

Operating expenses
Research and development	112,789	154,612	241,432	524,851	5,445,622
Sales and marketing	30,901	-	58,470	-	58,470
Officer compensation	25,114	1,396,007	306,274	2,776,948	14,415,895
General and administrative expenses	107,190	61,346	206,112	138,145	1,267,585
Depreciation and amortization	7,707	5,511	15,302	9,670	56,999
Total operating expenses	283,701	1,617,476	827,590	3,449,614	21,244,571

Loss from operations	(283,701)	(1,617,476)	(827,590)	(3,449,614)	(21,239,371)

Other income and expenses
Interest (income) expense, net	(532)	8,795	(961)	17,456	79,042
(Gain) loss on marketable securities, net	(24,264)	330,336	(23,936)	520,825	1,072,818
Foreign currency transaction (gain) loss	(5,469)	(19,617)	(6,045)	(9,057)	290
Total other (income) expense	(30,265)	319,514	(30,942)	529,224	1,152,150

Loss before taxes	(253,436)	(1,936,990)	(796,648)	(3,978,838)	(22,391,521)
Provision for income taxes	-	-	-	-	-

Net loss	(253,436)	(1,936,990)	(796,648)	(3,978,838)	(22,391,521)

Other comprehensive (income) loss
Unrealized gain (loss) on marketable securities	(253,823)	396,040	(246,646)	443,056	(220,660)
Foreign currency translation gain (loss)	(37,545)	96,601	(18,110)	(533,171)	17,310

Comprehensive (loss)	$(544,804)	$(1,444,349)	$(1,061,404)	$(4,068,953)	$(22,594,871)
Net loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.10)
Weighted average number of shares outstanding - basic and diluted	40,588,803	38,516,619	40,516,676	38,300,444

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,		For the Period From December 30, 2004 (Inception) through June 30, 2010
	2010	2009
OPERATING ACTIVITIES
Net loss	$(796,648)	$(3,978,838)	$(22,391,521)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	15,302	9,670	56,999
Stock compensation	256,117	2,726,948	14,131,251
Fair value of shares issued for services	90,000	182,552	1,595,172
Realized (gain) loss on sale of marketable securities	(23,936)	520,825	1,209,428
Changes in operating assets and liabilities:
Prepaid expenses	(82)	-	(1,037)
Accounts payable	(5,746)	16,370	14,511
Accrued liabilities - related party	-	35,576	100,000
Net cash used in operating activities	(464,993)	(486,897)	(5,285,197)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,060)	(33,473)	(153,819)
Purchase of marketable securities	(11,229)	-	(2,834,130)
Proceeds from sale of marketable securities	-	334,476	334,476
Net cash provided by (used in) investing activities	(12,289)	301,003	(2,653,473)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	7,449,595
Proceeds from short term borrowings	-	152,938	527,763
Repayment of short term borrowings	-	-	(527,763)
Net cash provided by financing activities	-	152,938	7,449,595
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18,110)	(611,977)	621,974
NET CHANGE IN CASH AND CASH EQUIVALENTS	(495,392)	(644,933)	132,899
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	628,291	653,452	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,899	$8,519	$132,899
Supplemental disclosures
Cash paid for: Interest expense	$169	$17,457	$88,233
Income taxes	$-	$-	$-
Non-cash activities
Shares issued for services	$90,000	$182,552	$4,758,000

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
June 30, 2010 AND 2009
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

The Company was incorporated under the laws of the State of Nevada on December 30, 2004.

In May of 2007 the Company filed a name change with the Nevada Secretary of State to GlobalPayNet Holdings, Inc.

GlobalPayNet Holdings Inc. is building a financial services technology company that plans to specialize in the secure electronic payment sector.  Since inception, the Company has been building its core product, PayStream, an Internet Protocol (“IP”)-based secure payment gateway designed to provide services that enables online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via physical card swipe terminals, websites and mobile devices .  This portal was completed in July 2010 and is in the final quality control and testing stage.  The Company is also in the process of implementing a marketing program to roll out Paystream services and solutions that enable merchants to authorize, settle and manage credit card and electronic check transactions from a Web site, retail store, mail order/telephone order (“MOTO”) call center or mobile device. These solutions will transmit transaction data over the Internet and manage submission of payment information to the credit card and Automated Clearing House (“ACH”) processing networks.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K/A filed on July 2, 2010.

The consolidated financial statements include all of the accounts of GlobalPayNet and its wholly owned operating subsidiary Globus Payments LTD (“Globus”) as of June 30, 2010 and 2009 and for the interim periods then ended.  All inter-company balances and transactions have been eliminated in consolidation

Development stage company

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

Marketable securities

 Marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity and realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred pursuant to Section 320-10-25 of the FASB Accounting Standards Codification.

At June 30, 2010 and December 31, 2009, the fair value of the Company’s marketable securities available for sale amounted to $464,901 and $676,381, respectively.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. The Company’s property and equipment is comprised of computers, software and office furniture. .  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three (3) years to ten (10) years.  Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of income and comprehensive income.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2010 or 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities – related parties, approximate their fair values because of the short maturity of these instruments.

The Company revalues its marketable securities at every reporting period and recognizes the unrealized gains or losses in the consolidated balance sheet under comprehensive income (loss) that are attributable to the change in the fair value of the marketable securities.  The Company has no other assets or liabilities measured at fair value on a recurring basis at June 30, 2010 or December 31, 2009.

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

Stock-based compensation for obtaining employee services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

●	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

●	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

●	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

Comprehensive income (loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income, for the Company, consists of net income, unrealized gains and losses in marketable securities and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Loss and Stockholders’ Equity.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 200,000,000 options outstanding as of June 30, 2010 and 2009, which were excluded from the calculation because their effect would be anti-dilutive.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
a.	The vendor's performance to achieve the milestone
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $22,391,521 at June 30, 2010, and had a net loss and cash used in operations of $796,648 and $464,993 for the interim period ended June 30, 2010, respectively, with no significant revenues earned since inception.  Its ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock at par value of $0.001 per share (“Common Stock”), and 5,000,000 shares of preferred stock at par value of $0.001 per share (“Preferred Stock”).

Preferred stock

Of the 5,000,000 shares of authorized preferred stock, 1,000,000 shares are designated “Class A Preferred” stock.

 As of June 30, 2010, and December 31, 2009, all 1,000,000 shares of Class A Preferred stock were issued and outstanding and held by Alain Ghiai, the Chief Executive Officer.

Common stock

In April 2010, the Company issued 200,000 common shares in payment for services.  The shares were recorded at fair market value on the date of grant, or $0.45 per share, or an aggregate of $ $90,000.

Stock options

  As of June 30, 2010, and December 31, 2009, the Company’s Chief Executive Officer held an option to purchase 200,000,000 shares of Common Stock at an exercise price of $2.00 per share.  The shares vested on January 17, 2010 (“vesting date”) and expire 50 years from the vesting date.  The Options may be exercised at a $2.00 price.  The options were valued at $11,013,251 using a lattice model with the following assumptions: 1% annual attrition rate, stock annual volatility of 121%, and a risk free interest rate of 4.27%.

The Company has recognized stock-based compensation expense pursuant to the two-year service period from January 17, 2008 through January 17, 2010.  Stock-based compensation expense for the three months ended June 30, 2010 and 2009 totaled $0 and $1,371,007, respectively.  Stock-based compensation expense for the six months ended June 30, 2010 and 2009 totaled $256,117 and $2,726,948, respectively

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting agreement with the Chairman and CEO

On January 18, 2008, Globus Payments Ltd. (“GPY”), the Company’s wholly-owned subsidiary entered into a consulting agreement with Mr. Ghiai, the Company’s Chairman and Chief Executive Officer and sole director, whereby GPY agreed to pay Mr. Ghiai annual compensation of US$100,000 in cash for services rendered by Mr. Ghiai to GPY.  GPY will also reimburse Mr. Ghiai for any out-of-pocket expenses incurred in connection with the performance of his duties pursuant to the consulting agreement.  The consulting agreement has a five-year term, which will automatically renew for successive five-year periods unless notice is given by either party.  Compensation expense pursuant to this agreement totaled approximately $25,000 and $50,000 during each of the three and six months ended June 30, 2010 and 2009, respectively.

Transactions with GlobeXPayNet S.A.

In August 2007, the Company established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd.  GBX contracts with the Company’s subsidiary Globus Payments Ltd. to perform all of its PCI compliance work.  As of the date of this report, GBX.’s sole director is Alain Ghiai, who is also a director, president and majority stockholder of the Company.  Payments to GBX for the three months ending June 30, 2010 and 2009 totaled $35,000 and $90,000, respectively.  Payments to GBX for the six months ending June 30, 2010 and 2009 totaled $79,015 and $169,543, respectively

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of June 30, 2010 through the date when the financial statements were issued to determine if they must be reported.  Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Business Overview

GlobalPayNet Holdings Inc. (the “Company”) is an information technology holding group incorporated in Nevada, and headquartered in Seattle WA, with subsidiaries and partnerships in Canada and Europe.  The Company’s mission is to provide solutions and services to securely manage and store highly confidential electronic data such as electronic payments, electronic health records and other sensitive data exchanged through the Internet by businesses of all sizes.  We plan to deliver these services utilizing Paystream, our proprietary payment processing software and Securus Vault, state-of-the-art storage software licensed to us by our partner, GlobeXData S.A.  These services will be provided in compliance with the Payment Card Industry Data Security Standard, (PCI DSS).

Since inception, the Company has been building its core product, PayStream, an Internet Protocol (“IP”)-based secure payment gateway designed to provide services that enables online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via physical card swipe terminals, websites and mobile devices.  This portal was completed in July 2010 and is in the final quality control and testing stage.  We are also in the process of implementing a marketing program to roll out services and solutions that enable merchants to authorize, settle and manage credit card and electronic check transactions from a Web site, retail store, mail order/telephone order (MOTO) call center or mobile device. These solutions will transmit transaction data over the Internet and manage submission of payment information to the credit card and Automated Clearing House processing networks.

We believe we can leverage our know-how and technology into a unique selling proposition:

●	Electronic IP-Based Payment Transactions
●	PCI DSS Compliant Secure Storage of sensitive information
●	Secure web hosting, Secure data storage, disaster recovery and business continuity
●	PCI DSS Compliance and forensic audit services

The Company’s business model is both subscription and transactional fee based, which we believe will create very attractive margins. We controlled our expenditures and funded the years of pure development with cash reserves so that we are debt free as we begin to commercialize our services and solutions. We believe that rigidity and slow reaction to evolving market situations are among the most severe hindrances of the main competitors.  We believe that the technical knowledge of the management team, together with a streamlined operational, structure, will enable us to foresee the coming market needs and rapidly react accordingly without the burden of a heavy hierarchy.  We further believe that our solutions and services are priced at levels that make them affordable to organizations of all sizes, unlike the products of our main competitors.

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

Discussion of Operations

We believe that electronic data management (the exchange of information electronically over the Internet) is revolutionizing businesses by providing a multitude of information exchange across all borders and fields of business. In the payment and e-commerce domain, it is a necessity and a relatively low-cost means of distributing goods and services and expanding markets globally, increasing efficiencies, and providing better, more personalized customer services. In the e-commerce world, secure credit card transaction processing is a vital aspect of electronic payment transactions and e-Commerce, in general, because the use of credit cards and card-not-present transactions, in particular, has played a significant role in the growth of e-commerce over the Internet.. We believe that the growth trend for electronic data transaction will continue to increase for years to come.

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

We plan to address this opportunity by building a strong company that is focused on growing revenue, keeping operating costs low and, importantly, generating a return for its stakeholders, utilizing our proprietary payment processing gateway (Paystream) and storage technology (Securus Vault) licensed to us by our partner, GBX.  To succeed, management recognizes that a targeted marketing plan must be implemented that focuses on building brand recognition.  We are creating a marketing program designed to identify brand recognition of Paystream with reliable technology, functionality via a number of different technological platforms, quality of service and ease of use. The importance of brand recognition cannot be understated because barriers to entry for competitors are minimal, and current and new competitors can launch new gateways and web sites at a relatively low cost. As such, we are incorporating strategies over the next twelve months to build brand recognition into our marketing plan.  This marketing program includes reselling Securus Vault services which has been licensed to us by GBX.

We have started to implement a sales plan focused on telemarketing, search engine optimization (“SEO”) and partnership building.  As we believe the market in Canada is controlled by a small number of large banks, our initial target market is US-based companies.  We plan to execute the sales phase of the services from August 2010 onward and adjust the plan as needed in order to ensure that sales targets are met in a reasonable amount of time, within the means of the company’s resources.  We are also planning to deploy multiple websites in five languages as well in order to capture a wider audience for our products.  As we roll out the services and apply technical adjustments, we plan to expand the target market accordingly.  At this time, we are targeting over three hundred thousand businesses for our first phase of telesales.  As described below, we will market our services in European, Asian, and African markets through our relationship with our European partner.

We recognize that our competitive edge and long-term success depend on the implementation and application of state-of-the-art technologies so that every merchant’s experience with our gateway is seamless and productive. Since inception, we have utilized leading-edge technologies in the design and implementation of its gateway to ensure that clients have a best of breed solution. As such, we use Apache Tomcat, Sybase, Oracle and MS SQL for our application servers to provide flexible and broad access to the gateway interface via a number of different technologies. We believe our gateway is unique in the number of methods of access it allows (SSL via APIs that are Java, C# or HTML based), and in its ability to support each merchant through one vertically integrated source. Importantly, we utilize Secure Sockets Layer (SSL) and 128-bit encryption to keep data secure.  Our network is tested regularly for security breaches and failures by a third party quality security assessor, Security Metrics Inc. Our network is certified by the credit card processor and by the quality security assessor as a PCI/DSS level 1 compliant gateway and as a secure gateway for credit card transaction processing. Management intends to continue to invest in new technologies to maintain and promote a leading edge network.

International Operations

In August 2007, we established a relationship with GlobeXPayNet S.A. (renamed in July 2009 GlobeX Data S.A.) (“GBX”), in Switzerland to market and resell all of GlobalPayNet’s products internationally through its sales force and extensive network in western and eastern Europe,  We believe GBX will be able to access a wide range of clients based in the global markets (such as EU, Asia, and Africa) who are .interested in doing business in the United States and Canadian markets and who would otherwise be unable to utilize our payment processing services due to regulatory restrictions  We paid a one-time fee to GBX upon inception of the agreement; no additional fees will be paid to GBX pursuant to the agreement; and GBX will remit to the Company a fee equal to 20% of gross profits realized from the resale/distribution of all transactions processed through our payment processing gateway.  We anticipate we will begin to generate revenues from this relationship in the next fiscal year. GlobeX Data S.A. (F.K.A. GlobeXPayNet S.A.) is also contracting with GlobalPayNet’s subsidiary Globus Payments Ltd. for all its PCI compliance work.

GBX. has a reselling partnership with DataCash Ltd. GBX has other relationships as well in the internet and media business and will use all its tools to promote GlobalPayNet’s services internationally. GlobeX Data S.A. has offices in Geneva, Switzerland and has subsidiaries in London, United Kingdom and Warsaw, Poland.

As of the date hereof, GBX’s sole director is Alain Ghiai, who is also a director and the president and majority stockholder of GlobalPayNet Holdings, Inc.

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

Our independent registered public accountants included a statement in their audit report for our financial statements for the year ended December 31, 2009 regarding whether we would be able to continue as a going concern.

Comparison of results of operations for the three and six months ended June 30, 2010 and 2009

Research and development expenses

Research and development expenses consist of costs to develop our proprietary software platform.  Costs include payments for engineering services, PCI DSS audit fees, and platform maintenance fees.  Research and development costs decreased 27.1%, or $41,283, from $154.612 for the three months ended June 30, 2009 to $112,789 for the three months ended June 30, 2010.  These costs decreased 54.0%, or $283,419, from $524,851 for the three months ended June 30, 2009 to $241,432 for the three months ended June 30, 2010.  The decrease in both comparable periods was a result of fewer requirements for engineering services and related expenses as our research and development efforts progressed toward a completed platform.   Included in these costs is the fair value of stock grants that were awarded to an individual who provided engineering services, which fair value was $90,000 for the three and six months ending June 30, 2010, and $0 and $182,552, respectively, for the three and six months ending June 30, 2009.  As development of our software platform is nearing completion, we anticipate that these costs will continue to decline in future periods.

Sales and marketing expenses

Sales and marketing expenses consist of website development and other promotional activities related to the sales and marketing of our services.  We initiated these activities during fiscal 2010.  These activities will increase from August 2010 onward as we enter the sales phase of our products.  It is our goal to generate enough revenue to cover the sales and marketing expenses in the short term, although there is no assurance that such goal will be achieved within any certain time frame.

Officer’s compensation

Officer’s compensation consists of an annual fee of approximately $100,000 to our Chief Executive Officer and stock based compensation. Stock based compensation expense, which is a result of a stock option issued to our Chief Executive Officer, and which vested over a two year service period through January 17, 2010, totaled $0 and 256,117, respectively, during the three and six months ended June 30, 2010, as compared to $1,371,007 and $2,726,948, respectively, in the comparable 2009 periods.

General and administrative expenses

General and administrative expenses are comprised of professional fees, occupancy expenses, travel expenses, supplies and other overhead expenses.  General and administrative expenses totaled $107,190 and $206,112, respectively, for the three and six months ended June 30, 2010, an increase of 74.7% and 49.2% as compared to the comparable periods in fiscal 2009.  The increase is principally a result of the cost of maintaining our systems that have completed the research and development stage.

Depreciation and amortization expenses

Depreciation and amortization expenses increased 39.8% and 58.2% to $7,707 and $15,302, respectively, for the three and six months ended June 30, 2010, as compared to the comparable periods in fiscal 2009.  The increase was a result of new property and equipment our infrastructure being placed into service subsequent to June 30, 2009.  The property and equipment is a component of our infrastructure that will ultimately be used for the support of our future operations.

Loss on marketable securities and foreign currency translation

We recognized gains on our investment in marketable securities totaling $24,624 and $23,936, respectively, for the three and six months ended June 30, 2010, as compared to losses totaling $330,336 and $520,825, respectively for the three and six months ended June 30, 2009.  Principally all of the fiscal 2009 loss was incurred but not realized during fiscal 2008 during a particularly volatile period of the financial market.

Net loss

We incurred a net loss totaling $253,436 and $796,648, respectively, for the three and six months ended June 30, 2010, compared to a net loss of $1,936,990 and $3,978,838 for the three and six months ended June 30, 2009, The decrease was primarily due to the reduction of stock based compensation expense as well as research and development expenses in the fiscal 2010 period as compared to the fiscal 2009 period.

Liquidity and Capital Resources

At June 30, 2010, we had cash reserves totaling $132,899 and short-term securities with a fair value of $464,901.  At December 31, 2009, we had cash reserves totaling $628,291 and short-term securities with a fair value of $676,381.  We have invested a portion of our cash reserves in marketable securities, including various stocks and liquid securities that are traded on national exchanges in the United States and Canada.  The securities are highly liquid and are subject to risk and all fluctuations in the financial markets. In certain periods prior to December 31, 2009, some of these investments served as security for short term bank borrowings, which could be liquidated upon repayment via sale of the securities.  Upon acquisition, these investments are recorded at cost, and at each balance sheet date, are reported at fair value in accordance with paragraph 825-10-50-10 of the FASB Accounting Standards Codification.  Unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized gains and losses and permanent declines in value are reported in other income or expense as incurred.

Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,449,595. As of June 30, 2010, we have used approximately $6.7 million of these funds to fund the development of our infrastructure and portal.  In July, we completed the development of Paystream, our proprietary payment processing gateway, and as such development approached completion stages, we were able to reduce both our general and administrative expenses and research and development expenses during the past fiscal year.  Cash used in operations totaled $886,991 and $1,960,744 during the years ending December 31, 2009 and 2008, respectively.  Cash used in operations totaled $464,993 and $486,897 during the six months ending June 30, 2010 and 2009, respectively.  However, we do not anticipate cash used in operations will continue to decrease, as we expect that other types of general and administrative and sales and marketing expenses will increase in future months as we take steps to offer our product in commercial markets, and we do not anticipate that our operating expenses will decrease in future periods.  Therefore, it is difficult to estimate how long our cash on hand will sustain the business.  There is no assurance that we will begin generating cash flow from operations sufficient to fund our operations in the foreseeable future.  We believe that our cash reserves as of June 30, 2010, will sustain our operations for the next six to eight months.  We may seek a minimum of $250,000 and up to $1 million in additional funding to fund our operations during the next twelve months.

We have sustained substantial losses and are still in the development stage. We have not attained profitable operations and may be dependent upon obtaining financing. For these reasons there is a risk that we will be unable to continue as a going concern.  The financial statements accompanying our audited financial statements contemplate our continuation as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

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

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item, however, a detailed discussion of risk factors can be found within the Form 10-K/A for the year December 31, 2009, which was filed with the SEC on July 3, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010, the Company issued 200,000 common shares in payment for services.  The shares were recorded at fair market value on the date of grant, or $0.45, or an aggregate of $ $90,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS
Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer as required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification by Principal Financial Officer as required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1
Certification by Chief Executive Officer as required by Rule 13a-14(b)or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2
Certification by Principal Financial Officer as required by Rule 13a-14(b)or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALPAYNET HOLDINGS, INC.

	By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer and Chief Financial Officer
Date: July 30, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer as required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification by Principal Financial Officer as required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1
Certification by Chief Executive Officer as required by Rule 13a-14(b)or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2
Certification by Principal Financial Officer as required by Rule 13a-14(b)or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.