Form 10-K/A
period 2009-12-31
GLOBALPAYNET HOLDINGS, INC.
filed 2010-09-14
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
(Amendment No. 2 )
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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No.  2 to Form 10-K (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K and Amendment No 1 for the year ended December 31, 2009 which the Registrant previously filed with the Securities and Exchange Commission on May 18, 2010 (the “Original Filing ”) and Amendment No. 1, which the Registrant previously filed with the Securities and Exchange Commission on July 2, 2010.   The Registrant is filing this Amendment to revise disclosure in Item 1. Business; Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure; Item 9AT. Controls and Procedures; Item 10. Directors, Executive Officers and Corporate Governance; Item 11 Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and the Signatures.

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

ITEM 1.  BUSINESS

DESCRIPTION OF THE BUSINESS

Background

Globalpaynet Holdings Inc. (“Globalpaynet” or “GPN”) was incorporated under the laws of the State of Nevada on December 30, 2004. In May of 2007 , we changed our name to Globalpaynet Holdings, Inc., and have offices in Seattle, WA.  Our wholly owned subsidiary, Globus Payments Ltd., is based in Vancouver, Canada.

Globalpaynet is an information technology company that intends to be active in the management of electronic data, particularly in the areas of ePayments.

We are still in the development stage, have not generated any significant revenue, and have incurred losses of approximately $21.6 million since inception.  Approximately $5.2 million was spent on the development of Paystream, and $1.3 million was spent on general and administrative expenses, including cash compensation to our CEO.  Additionally, we recognized stock compensation expense totaling approximately $13.9 million pursuant to stock options granted to our CEO.  Other components of the $21.6  million loss include approximately $1.2 million in losses realized in marketable securities, plus interest and depreciation expenses.    Based on our financial history since inception, our auditors have expressed substantial doubt about our ability to continue as a going concern.

In July 2010, we completed the core development of Paystream, our electronic payment gateway software application; however, Paystream must be fully tested before commercialization.

The final quality and market testing phase could last up to an additional six months, and we will not be able to commence commercialization of the product and generate material revenues until this phase is completed.  During this phase, we will continue to incur losses.  In order to be successful, we must obtain clients who will contract to use Paystream.  While management believes that its marketing plans will result in market acceptance of Paystream, there is no assurance that significant revenue will be generated.  We believe that we have sufficient cash on hand as of the date of this filing in order to run the business for up to twelve months without having to raise additional funds in the event we are unable to generate material revenues after six months as expected.  If we are unable to generate material revenues, we will be forced to attempt to raise additional funds on terms which may not be favorable to GPN, if we are able to raise funds at all.

  Paystream – Electronic Payment Processing Application

PayStream is designed to be an electronic payment gateway integrated both for European and US based businesses and merchants.  It is an SAP certified solution. Paystream will enable merchants to authorize, settle and manage credit card and electronic check transactions via websites, mobile devices and mail order/telephone order call centers.  All businesses wanting to use a payment gateway need to be underwritten by a local national bank, as this is the norm in the merchant underwriting industry.  Typically, banks located in the United States will require businesses based in the United States to have an authorized officer with a social security number sign the merchant application.  European banks require each company to have an authorized officer of European nationality to sign the underwriting documents as well.  Banks in the United States only underwrite risks of businesses based nationally, and European banks only underwrite the risks of businesses based in Europe.

Paystream will offer a convenience to both businesses based in the United States and Europe. As an SAP certified software solution, other users of an SAP certified solution can easily integrate with Paystream payment application.  This opens our market to all SAP users and SAP certified solutions providers in Europe and in the United States.

Upon the completion of the final quality and testing phase, Paystream is intended to operate as a payment gateway. A payment gateway is an e-commerce application service provider service that authorizes payments for e-business, online retailers, brick and click, or traditional brick and mortar. It is the equivalent of a physical point of sale terminal located in most retail outlets. Payment gateways protect credit card details by encrypting sensitive information, such as credit card numbers, to ensure that information is passed securely between the customer and the merchant and also between merchant and the payment processor.

How Paystream is Intended to Work

A payment gateway facilitates the transfer of information between a payment portal (such as a website or mobile phone) and an acquiring bank. When a customer orders a product from a payment gateway-enabled merchant, the payment gateway performs a variety of tasks to process the transaction:

▪	A customer places an order on a particular portal by pressing the 'Submit Order' or equivalent button, or perhaps enters their card details using an automatic phone answering service.

▪
If the order is via a website, the customer's web browser encrypts the information to be sent between the browser and the merchant's web server.  This is done via Secure Socket Layer (“SSL”) encryption.

▪	The merchant then forwards the transaction details to their payment gateway. This is another SSL encrypted connection to the payment server hosted by the payment gateway.

▪	The payment gateway forwards the transaction information to the payment processor used by the merchant's acquiring bank.

▪	The payment processor forwards the transaction information to the card association (i.e., Visa/MasterCard).

▪	If an American Express or Discover Card was used, then the processor acts as the issuing bank and directly provides a response of approved or declined to the payment gateway.

▪	Otherwise, the card association routes the transaction to the correct card issuing bank.

▪
The credit card issuing bank receives the authorization request and sends a response back to the processor (via the same process as the request for authorization) with a response code. In addition to determining the fate of the payment, (i.e. approved or declined) the response code is used to define the reason why the transaction failed (such as insufficient funds, or bank link not available).

▪	The processor forwards the response to the payment gateway.

▪
The payment gateway receives the response, and forwards it on to the website (or whatever interface was used to process the payment) where it is interpreted as a relevant response then relayed back to the cardholder and the merchant.

▪	The entire process typically takes 2–3 seconds.

▪	The merchant submits all their approved authorizations, in a "batch", to their acquiring bank for settlement.

▪
The acquiring bank deposits the total of the approved funds in to the merchant's nominated account. This could be an account with the acquiring bank if the merchant does their banking with the same bank, or an account with another bank.

▪	The entire process from authorization to settlement to funding typically takes 3 days.

SAP certification of PayStream

Paystream is certified by SAP AG as a global payment gateway certified on SAP’s NetWeaver Platform. This certification was achieved in July 2009 and confirms that Paystream is compatible to run on SAP’s NetWeaver platform described above.   SAP AG, together with its subsidiaries, develops, markets, and sells enterprise application software products for corporations, government agencies, and educational institutions in Europe, the Middle East, Africa, North America , Latin America, and the Asia Pacific Japan region. Globalpaynet is part of the Software Solution Partners in the SAP Partner Edge Program and, through this program, has access to over 100 ,000 SAP enterprise partners who could use Paystream services.   Being a Software Solutions Partner of SAP enhances our branding and credibility of Paystream, as SAP is a globally recognized enterprise software.

The Data Center

Through our partnership with GlobeX, we have access to a Swiss data center located in Geneva, Switzerland.  This facility features multiple physical and electronic security systems, including biometric authentication, 24/7 manned surveillance, automated surveillance systems, multiple checkpoints, highly secure rooms, restricted passageways and multi-person access controls. Additional monitoring equipment is installed within Globalpaynet’s servers’ racks in order to provide real time notification (e-mail, SMS) of any physical access to the facility. The servers are hosted in an ISO 9001:2000 certified building providing a complete data center infrastructure service: a secure, reliable and cost-effective way to ensure the continuous availability of business systems and applications.    This facility will be used to store Paystream transactions processed in the international market.  There is no extra cost billed to Globalpaynet to store Paystream transactions in this data center.

As this facility is used to host Securus and EHRmedi services which we plan to sell pursuant to our licensing agreement with Globex, we will pay to Globex the cost of operations for those services associated with this data center facility. Such costs include standard memory storage costs which will vary from time-to-time depending on the cost of servers used and the amount of storage used to store Globalpaynet’s clients in the USA.  We will also remit to Globex a licensing fee of 10% of gross sales from the sale of Securus and EHRmedi services beginning in January 2011.

PCI DSS compliance

Introduction to the PCI DSS compliance

Beginning in the late 1990’s when credit fraud became rampant, the major credit cards industries combined their efforts to provide guidelines on how to handle sensible personal data related to credit card payments. In 2004, these efforts resulted in the first version of the Payment Card Industry Data Security Standard (“PCI DSS”), which is now becoming mandatory for all entities involved in the processing of credit card data during a payment. The standards apply to all organizations that store, process or transmit cardholder data – with guidance for software developers and manufacturers of applications and devices used in those transactions. Prior to October 2008, the PCI Council (composed by American Express, Discover Financial Services, JCB International, MasterCard Worldwide and Visa Inc.) monitored the conformance to the standard only in North America, but since the updated rules of PCI DSS became effective on October 30 2008, the PCI council along with PCI Europe are pushing global banks and all companies processing, storing, or transmitting cardholder data to be PCI DSS compliant.

We have engaged SecurityMetrics to certify our platform and   perform PCI Scans (ASV), PCI audits (QSA), PA-DSS audits, penetration tests and forensic analysis.   SecurityMetrics is a Qualified Payment Application Security Company (QPASC) and offers a security appliance with vulnerability assessment, intrusion detection and intrusion prevention functionality.

Competition

The payment processing industry is highly competitive. We will compete with many small and large companies compete to provide payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, Cybersource, Chase Paymentech and Global Payments, Inc., who serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants.

Our largest competitor in the United States is Authorize.net. Since 1996, Authorize.Net has been a leading provider of payment gateway services, managing the submission of billions of transactions to the processing networks on behalf of merchant customers. Authorize.Net is a solution offered by CyberSource Corporation, a wholly owned subsidiary of Visa.  Our largest competitor in Canada is Chase Paymentech.

Marketing strategy

We plan to market Paystream mainly through online search engine optimization, online marketing, including an email marketing campaign, and through the SAP network of companies and partners.  We also plan to build a network of resellers and form various partnerships in order to sell our proprietary and licensed web-based applications for electronic data management, Paystream, Securus and EHRmedi.  Our short term marketing strategy will be to develop a partner strategy and program by type of partner such as:

•	Technology partners (e.g. SAP)

•	Implementation and solution partners (e.g. local IT integrators)

•	Managed services partners (e.g. ISPs, web sites creators)

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

Our payment gateway services are not dependent on the availability of raw materials. As such, we do not need to purchase raw materials nor do we use or rely on outside suppliers or vendors to make our credit card processing gateway services available to merchants.

CUSTOMERS

We are a development stage company , and as such, we have not generated any significant revenue.   The revenue that we generated prior to December 31, 2009 was transacted with only a few customers. Accordingly, we acknowledge that we face substantial risk and recognize that the challenges relevant to building a broader, larger clientele are formidable. We plan to execute a comprehensive marketing and sales strategy to build our client base and alleviate our dependence on a small base of customers.

INTELLECTUAL PROPERTY

Our intellectual property consists of our internally-developed proprietary technology that underlies our core platform, Paystream. We rely on agreements with contractors and other parties with whom we do business in order to limit access to and disclosure of our proprietary information, as well as to clarify rights to intellectual property associated with our business.  To date we have not registered for statutory copyright protection.  A logomark application for Paystream has been filed by Renovatio Media Group S.A., and such logomark rights, if approved will be transferred automatically to Globalpaynet Holdings Inc.

GOVERNMENT APPROVAL & GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

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

COSTS OF RESEARCH AND DEVELOPMENT ACTIVITIES

Since inception, approximately $ 5.2 million has been spent on the development of our proprietary software platform, Paystream, including costs for payments for engineering services, PCI DSS audit fees, and platform maintenance fees.

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

ITEM 1A.  RISK FACTORS

Not applicable ( Globalpaynet Holdings is a smaller reporting company).

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable ( Globalpaynet Holdings is a smaller reporting company).

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

Holders. As of May 4, 2010, our common stock was held by  60 holders of record.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-		-	-
Equity compensation plans not approved by security holders	200,000,000	$	US2.00	-
Total	200,000,000	$	US2.00	-

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

Discussion of Operations

Since inception, we have been building our core product, Paystream, an Internet Protocol (“IP”)-based secure payment gateway designed to provide services that enables online merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via websites and mobile devices. The portal was completed in July 2010 and is in the final quality control and testing stage.

We incurred losses of approximately $6.7 and $8.1 million in the years ending December 31, 2009 and 2008, respectively, and approximately $22.4 million since inception.  Approximately $5.4 million was spent on the development of Paystream, and $1.6 million was spent on general and administrative expenses, including cash compensation to our CEO.  Additionally, we recognized stock compensation expense totaling approximately $14.1 million pursuant to stock options granted to our CEO.  Other components of the $22.4 million loss include approximately $1 million in losses realized in marketable securities, plus interest and depreciation expenses.

We are in the process of implementing a marketing program to roll out Paystream services and solutions. The marketing plan will include online search engine optimization, targeted email marketing, telesales and through partnership channels and a network of resellers that we plan to build over time.  Our business model is both subscription and transactional fee based.

We also plan to market additional complementary services that can be bundled with Paystream.  On August 23, 2010, we formalized our relationship with GlobeXPayNet S.A., (renamed GlobeX Data S.A. in 2008) (“GlobeX”) by signing a ten-year exclusive distribution agreement to market and distribute GlobeX’s two web-based software application suites Securus and EHRmedi in the United States.  Securus is a digital asset management tool, and EHRmedi is an electronic health records management system. We plan to begin marketing Securus to the US market in September 2010 but do not expect to generate significant revenues during this first marketing phase which will last for a minimum of six months.  Should the marketing of Securus be successful, we plan to market EHRmedi in the second half of 2011 in the US market.  Both Securus and EHRmedi are SAP certified.

We believe that online electronic payment (the payment for goods and services via the Internet) continues to improve the business landscape by providing increasing volumes of information exchange across international borders and fields of business.   We believe E-Commerce is a necessity for businesses that desire to expand markets globally, and provides a relatively low-cost means of distributing goods and services, increasing efficiencies, and providing better, more personalized customer services. Secure credit card transaction processing has become a vital aspect of electronic payment transactions because the use of credit cards and card-not-present transactions, in particular, has played a significant role in the growth of e- Commerce over the Internet. We further believe that the growth trend for electronic data transaction will continue to grow for years to come as more and more consumers and business utilize the Internet and feel more comfortable in purchasing goods and services from online stores.

Our network is tested regularly for security breaches and failures by a third party quality security assessor, Security Metrics Inc.   Our network is certified by the quality security assessor as a Payment Card Industry Data Security Standard (“ PCI DSS ”) certified gateway and as a secure gateway for credit card transaction processing.

International Operations

In August 2007, we established a relationship and entered into a Marketing Agreement with GlobeX and placed it in charge of all international sales and developments for the Paystream electronic payment gateway application in non-US and Canadian markets.  In exchange for GlobeX’s sales and development activities, we paid a one-time fee equal to 500,000 Euros.  Over the term of the 10-year agreement, no further payments will be made to GlobeX for these services, and GlobeX will pay Globalpaynet 20% of the gross sales generated from GlobeX’s sale and distribution of services provided through Paystream.  GlobeX plans to market the Paystream electronic payment gateway product internationally through its integration partners such as SAP A.G., its sales force and network in western and eastern Europe. We anticipate the first revenues from this venture in the later part of 2010 or at the beginning of fiscal 2011. Our subsidiary, Globus Payments Ltd.  has also contracted with GlobeX to perform all of   its PCI compliance work.

In July 2008, GlobeX obtained a certification from SAP A.G. for Globalpaynet’s Paystream payment gateway application, thereby achieving for Paystream global Ecohub partner status    This certification and status  can assist GlobeX. and Globalpaynet in the marketing of Paystream potentially to all of SAP’s Ecohub partners.  Ecohub is an online marketplace for certified solutions by SAP Partners.

GlobeX has a reselling partnership with DataCash Ltd., a payment integrator to banks in the United Kingdom and plans to use all its tools to promote our services internationally. GlobeX has offices in Geneva, Switzerland and has a subsidiary in London, United Kingdom .

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

Liquidity

At December 31, 2009, we had cash reserves totaling $628,291 and short-term securities with a fair value of $676,381.  We have invested a portion of our cash reserves in marketable securities, including various stocks and liquid securities that are traded on national exchanges in the United States and Canada.  The securities are highly liquid and are subject to risk and all fluctuations in the financial markets. In certain periods prior to December 31, 2009, some of these investments served as security for short term bank borrowings , which could be liquidated upon repayment via sale of the securities.  Upon acquisition, these investments are recorded at cost, and at each balance sheet date, are reported at fair value in accordance with paragraph 825-10-50-10 of the FASB Accounting Standards Codification Unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred

Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,449,595. As of December 31, 2009, we have used approximately $6.1 million of these funds to fund our operations which have been devoted to the development of our infrastructure and portal.  We believe this development is nearing completion stages, and we have reduced both our general and administrative expenses and research and development expenses during the past fiscal year.  Cash used in operations totaled $886,991 and $1,960,744 during the years ending December 31, 2009 and 2008, respectively.  However, we do not anticipate cash used in operations will continue to decrease, as we expect that other types of general and administrative and sales and marketing expenses will increase in future months as we take steps to offer our product in commercial markets, and we do not anticipate that our operating expenses will decrease in future periods.  Therefore, it is difficult to estimate how long our cash on hand will sustain the business.  There is no assurance that we will begin generating cash flow from operations sufficient to fund our operations in the foreseeable future.   On August 18, 2010, we issued 1,000,000 shares of our common stock in exchange for net cash proceeds totaling $450,000. We believe that our cash reserves as of June 30, 2010, supplemented by this recent cash infusion, will sustain our operations for the next twelve months.

We have sustained substantial losses and are still in the development stage. We have not attained profitable operations and may be dependent upon obtaining financing. For these reasons there is a risk that we will be unable to continue as a going concern.  The financial statements accompanying this report on Amendment No. 2 to Form 10-K contemplate our continuation as a going concern.

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

The accompanying notes are an integral part of these financial statements

GLOBALPAYNET HOLDINGS, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,		From December 30, 2004(Inception) through December 31, 2009
	2009	2008

Revenues realized during the development stage	$3,167	$2,033	$5,200

Operating expenses
Research and development	834,046	2,208,247	5,204,190
Officer’s compensation	5,609,511	5,382,110	14,109,621
General and administrative expenses	277,816	460,917	1,061,475
Depreciation and amortization	23,430	11,543	41,695
Total operating expenses	6,744,803	8,062,817	20,416,981

Loss from operations	(6,741,636)	(8,060,784)	(20,411,781)

Other income (expense):
Interest expense, net	(22,690)	(52,867)	(80,003)
Gain (loss) on marketable securities, net	(656,733)	(492,456)	(1,096,754)
Foreign currency transaction gain (loss)	7,451	(13,786)	(6,335)
Total other income (expense)	(671,972)	(559,109)	(1,183,092)

Loss from operations before income taxes	(7,413,608)	(8,619,893)	(21,594,873)
Provision for income taxes	-	-	-
Net loss	$(7,413,608)	$(8,619,893)	$(21,594,873)

Net loss per common share - basic & diluted	$(0.19)	$(0.23)

Weighted common shares outstanding – basic and diluted	38,128,674	37,422,168

The accompanying notes are an integral part of these financial statements

GLOBALPAYNET HOLDINGS, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from December 30, 2004 (Inception) through December 31, 2009

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity
Balance, December 31, 2006			20,000,000	$20,000	$39,325		$(40,824)	$18,501
Shares issued for cash at $0.50 per share, net of $699,925 expenses			13,300,000	13,300	4,887,775			4,901,075
Shares issued as placement fee			2,100,000	2,100	1,047,900			1,050,000
Shares issued for cash at $0.75 per share			133,333	133	99,867			100,000
Shares issued for services at $0.50 per share			1,000,000	1,000	499,000			500,000
Preferred shares issued for services - related party	1,000,000	1,000			3,117,000			3,118,000
Comprehensive income (loss)
Foreign exchange translation gain						228,081		228,081
Unrealized gain on marketable securities						11,326		11,326
Net loss							(5,520,548)	(5,520,548)
Total comprehensive income (loss)								(5,281,141)

Balance, December 31, 2007	1,000,000	1,000	36,533,333	36,533	9,690,867	239,407	(5,561,372)	4,406,435
Shares issued for cash at $0.80 per share, net of $32,615 expenses			540,000	540	398,845			399,385
Shares issued for services at $0.80 per share			1,000,000	1,000	799,000			800,000
Shares issued for cash at $2.00 per share			11,625	12	23,238			23,250
Options issued as compensation					5,258,040			5,258,040
Comprehensive income (loss)
Foreign exchange translation gain						222,287		222,287
Unrealized loss on marketable securities						(615,991)		(615,991)
Net loss							(8,619,893)	(8,619,893)

Total comprehensive income (loss)								(9,013,597)
Balance, December 31, 2008	1,000,000	1,000	38,084,958	38,085	16,169,990	(154,297)	(14,181,265)	1,873,513
Shares issued for services at $0.80 per share			228,190	228	182,324			182,552
Shares issued for services at $0.30 per share			75,400	75	22,545			22,620
Shares issued for cash at $0.30 per share			55,200	55	16,505			16,560
Shares issued for cash at $0.45 per share			2,000,000	2,000	898,000			900,000
Options issued as compensation					5,499,094			5,499,094
Comprehensive income (loss)
Foreign exchange translation loss						(414,949)		(414,949)
Unrealized gain on marketable securities						630,651		630,651
Net loss							(7,413,608)	(7,413,608)
Total comprehensive income (loss)								(7,197,906)

Balance, December 31, 2009	1,000,000	$1,000	40,443,748	$40,443	$22,788,458	$61,405	$(21,594,873)	$1,296,433

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

Globalpaynet Holdings Inc. (“ Globalpaynet ” or the “Company”) is a Nevada Financial Services Technology company specialized in the secure electronic payment sector. The Company and its wholly owned Canadian subsidiary, along with its European partner have been providers of services and solutions enabling merchants to authorize, settle and manage credit card and electronic check transactions from a Web site, retail store, mail order/telephone order (MOTO) call center or mobile device since 2004. These solutions transmit transaction data over the Internet and manage submission of payment information to the credit card and Automated Clearing House processing networks. The Company offers payment processing through its Internet Protocol (IP) based secure payment gateway services that enable online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via Physical Card Swipe Terminals, Web sites and mobile devices.

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

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	For the year ended December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$102,680	$92,117
Total deferred tax assets	102,680	92,117
Less: valuation allowance	(102,680)	(92,117)
Net deferred tax assets	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2009	2008
Federal statutory tax rate	34.0%	34.0%
Utilization of net operating loss carryforward	(34.0)%	(34.0)%
Effective tax rate	0.0%	0.0%

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 14, 2009, Globalpaynet’s board of directors dismissed Moore & Associates, Chartered, its independent registered public accounting firm. On the same date, August 14, 2009, the accounting firm of Seale and Beers, CPAs was engaged as GPN’s new independent registered public accounting firm. GPN’s Board of Directors, approved of the dismissal of Moore & Associates, Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the GPN’s audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 contained a going concern qualification in GPN’s audited financial statements.

During GPN’s two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on GPN’s financial statements, nor were there any up to and including the time of dismissal on August 14, 2009.

On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore and Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation of a PCAOB investigation.

On August 14, 2009, GPN engaged Seale and Beers, CPAs as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, GPN did not consult Seale and Beers, CPAs regarding any of the matters set forth in Item 304(a)(1)(v) of Regulation S-K.

On December 23, 2009, Globalpaynet’s Board of Directors dismissed Seale and Beers, CPAs, its independent registered public account firm. On December 28, 2009, the accounting firm of Li & Company, PC was engaged as GPN’s new independent registered public accounting firm. GPN’s Board of Directors, acting as Audit Committee approved of the dismissal of Seale and Beers, CPAs and the engagement of Li & Company PC as its independent auditor. None of the reports of Seale and Beers, CPAs with respect to the quarterly period ended June 30, 2009, the only period for which Seale and Beers, CPAs provided such a report, contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the interim period for which Seale and Beers was engaged, there were no disagreements with Seale and Beers, CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers, CPAs satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on GPN’s financial statements.

On December 28, 2009, GPN engaged Li & Company PC as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, GPN has not consulted Li & Company PC regarding any of the matters set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9AT. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, to allow timely decisions regarding required disclosure. Our CEO performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). This weakness involves our lack of sufficient professional staff to adequately prepare and review our financial statements, and as a result, we have been unable to timely file reports with the Securities and Exchange Commission. This weakness is described in more detail in the next section. Solely as a result of this material weakness, our management, concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

  Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual Consolidated Financial Statements.

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

As of the end of the period covered by this report (December 31, 2009), the Company’s Chief Executive Officer performed an evaluation of the effectiveness the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

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

Due to the nature of the size and early stage of the Company, it had insufficient professional staff to adequately prepare and review its financial statements , and as a result, it has been unable to timely file reports with the Securities and Exchange Commission.  The limited size of the staff resulted in inadequate segregation of duties consistent with control objective and ineffective controls over period end financial disclosure and reporting processes.  Additionally, the lack of a functioning audit committee resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

Management’s Remediation Initiatives

Subsequent to December 31, 2009, the Company took steps to improve its internal controls over financial reporting by engaging additional professional accounting staff to perform a thorough analysis of our financial transactions and to establish additional procedures to ensure proper recording of all transactions, thereby segregating duties consistent with control objectives. Management believes such staff is also qualified to oversee our financial reporting in the absence of a functioning audit committee.   We believe these steps have improved our internal control over financial reporting.  We continue to seek qualified individuals to serve on our Board of Directors and in the capacity of an audit committee, though we anticipate that such addition will be after we are no longer a development stage company.

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

Name	Age	Position
Alain Ghiai	42	Chief Executive Officer, Chief Accounting Officer, President, Secretary, Treasurer, Chairman of the Board

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

Alain Ghiai

Executive Chairman, Founder, CEO

Alain Ghiai has served as CEO and Chairman of Globalpaynet  since 2004 when he founded GPN and Globus Payments Ltd, our wholly owned subsidiary.  As such, Mr. Ghiai is responsible for the funding, development and commercial deployment of our technology.

In 2002, utilizing his e-commerce experience gained from a successful ecommerce venture, Ghiai gathered his technology team to develop an IP Gateway processing platform, which resulted in the formation of GPN in 2004.  Mr. Ghiai plans to use his experience as an entrepreneur and a vast network of business contacts , to turn the Globalpaynet group into a global leader in secure data processing and storage.

Mr. Ghiai also has served as Chairman of GlobeX Data S.A. which was incorporated in Switzerland in 2007 , and GlobeX Data Ltd,  its wholly owned subsidiary in the United Kingdom.  GlobeX is our European partner with whom the Company has contracted to develop Paystream and to market and distribute Paystream  in non-U.S and Canadian markets.  Globex has also licensed  the Company to sell and distribute its products, Securus and EHRmedi, in the US.  As Chairman, Mr. Ghiai oversees all compliance issues relating to PCI-DSS and HIPAA certifications, as well as large partnerships and certifications.

Mr. Ghiai holds a BofARCH from California College of the Arts in San Francisco California.   Mr. Ghiai is a citizen of Belgium and a resident of Switzerland.

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

Code of Ethics

Globalpaynet has not adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, mainly because currently all of these positions and functions are carried out by one individual, Alain Ghiai, and the Company believes that adopting a code of ethics applicable to only one individual would be unnecessary. However, as the Company expands and additional executive officers are appointed, the Company intends to adopt a code of ethics.

Nominating Committee; Nominating Procedures

Globalpaynet currently does not have a nominating committee and does not presently plan to establish a nominating committee. The Company has not implemented any formal procedures pursuant to which securityholders may recommend nominees to the Company’s board of directors.

Audit Committee

Globalpaynet currently does not have an audit committee and has not made a determination of whether there it has a financial expert. The Company does not presently plan to establish an audit committee. However, if an audit committee is established, the Registrant will make the proper disclosures on Form 8-K.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to the Company’s Named Executive Officer for all services rendered to us during the fiscal years ended December 31, 2009, 2008, and 2007:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)(4)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alain Ghiai,	2009	110,417	—	—	5,499,094	—	—	—	5,609,511
Chairman	2008	90,000	—	—	5,258,040	—	—	—	5,348,040
and CEO	2007	—	—	3,118,000	—	—	—	—	3,118,000
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

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Option Vesting	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Date	Vested (#)	Vested ($)(1)	Vested (#)	Vested ($)
Alain Ghiai	—	200,000,000	—	2.00	1/17/2060	1/17/2010	—	—	200,000,000	—

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

Employment Agreements.  Currently, we do not have any written employment or consulting agreements. On January 18, 2008, our wholly-owned subsidiary, Globus Payments Ltd., entered into a consulting agreement with Alain Ghiai, our Chairman and Chief Executive Officer, whereby Globus Payments Ltd. agreed to pay Mr. Ghiai yearly compensation of US$100,000 in cash for services rendered by Mr. Ghiai to Globus Payments Ltd. The agreement can be terminated with 15 days notice with no penalties, carries a five year term, and is automatically renewed for an additional term unless terminated with thirty days’ written notice.  The agreement includes customary confidentiality and ownership of work product by the Company terms.  As of December 31, 2009 and 2008, approximately $100,000 and $81,659, respectively, pursuant to this consulting agreement remained unpaid.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of any class of Globalpaynet’s voting securities of any person known to Globalpaynet to be the beneficial owner of more than five percent of Company’s the outstanding shares, as of the close of business on May 4, 2010.  Alain Ghiai is currently the only member of our management team, therefore no separate table has been provided solely for management ownership.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Alain Ghiai 14 Rue du Rhone Geneve 1204 Switzerland	211,816,940	(2)	88.09%

Common Stock	Andorra Banc Agricol Reig SACalle Manuel Cerqueda 1 AD700 Escaldes Engordany	13,300,000		32.72%

Common Stock	Renovatio Media Group SA 14 Rue du Rhone Geneve 1204 Switzerland	6,153,190		15.21%

Common Stock	Catalyst Capital Holdings Ltd Foresight Capital Holdings, Ltd Griffin Capital Holdings Ltd. Edelweiss Capital Holdings Ltd. (3)	2,980,000		7.37%

Class A Preferred Stock	Alain Ghiai	1,000,000	(3)	100%

(1) Percentages are calculated based on 40,643,748 shares of common stock and 1,000,000 shares of Class A Preferred Stock issued and outstanding as of May 4, 2010, unless otherwise noted.

(2) Percentage is calculated based on 240,643,748, which includes vested options to purchase 200,000,000 shares of common stock. Mr. Ghiai’s common stock ownership includes the following:

-	3,978,750 shares owned directly by Mr. Ghiai,

-	6,153 ,190 shares owned directly by Renovatio Media Group S.A. (“Renovatio”), of which Mr. Ghiai is the sole director . Includes shares held in its former name, Maisonette Group SA;

-	990,000 shares owned directly by Globus Communications, a division of Renovatio; and

-	695,000 shares owned directly by Globus Media Ltd., which is a wholly-owned subsidiary of Renovatio and of which Mr. Ghiai is the sole director.

-	Options to purchase 200,000,000 shares of common stock at a per share exercise price of $2.00.

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

Transactions with GlobeX Data S.A. In August 2007, we entered into a Market Agreement with GlobeXPayNet S.A ., now GlobeX Data, S.A. (“GlobeX” and “ GBX”), in Switzerland and placed it in charge of all international sales and developments for Globus Payments Ltd.   We paid GlobeX a one-time fee of EUR500, 000 in exchange for GlobeX’s services to secure a global marketing partner in the payment and to actively promote and distribute Paystream offerings in Europe, the Middle East, and Africa.  During the ten year term of the agreement, no further payments will be made to GlobeX for such activities, and GlobeX will pay to Globalpaynet 20% of the gross revenue it generates from the sale of Paystream offerings.  Our subsidiary, Globus Payments, Ltd, has also contracted with GlobeX to perform all its PCI compliance work and to maintain its systems. Payments to GlobeX for this compliance and maintenance work for the years ending December 31, 2009 and 2008 totaled $256,294 and $967,842, respectively.  We will also use GlobeX’s data centre to store Paystream transaction data, and we plan to market and distribute GlobeX’s Securus and EHRmedi offerings.  Alain Ghiai is a member of GlobeX Data S.A.’s board of directors; Mr. Alain Ghiai is also our sole director, president and majority stockholder.

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

All Other Fees

There were no other fees billed by our principal accountant other than those disclosed above for fiscal years.

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION

3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference to the Form 10SB12G filed on January 31, 2006.

3.3	Certificate of Amendment to Articles of Incorporation filed June 18, 2007	Incorporated by reference to the Form 8-K filed August 6, 2007

3.4	Articles of Amendment to Articles of Incorporation filed April 4, 2007	Incorporated by reference to the Form 8-K filed August 6, 2007

3.5	Certificate of Designation of Class A Preferred Stock	Incorporated by reference to the Form 8-K filed October 4, 2007

10.1	Globalpaynet Holdings Inc. stock option agreement dated January 17, 2008 by and among the Registrant and Alain Ghiai	Incorporated by reference to the Form 8-K filed January 23, 2008

10.2	Globus Payments Ltd. consulting agreement with Alain Ghiai, dated January 18, 2008	Incorporated by reference to the Form 8-K filed January 23, 2008

10.3	Acquisition agreement by and among Globus Payments Ltd., E-Shopping Technologies Ltd. and Renovatio Media Group S.A., dated July 31, 2007	Incorporated by reference to the Form 8-K/A filed August 15, 2007

10.4	Non-US Share Private Placement Agreement with Andorra Banc Agricol Reig, S.A., dated April 15, 2007	Incorporated by reference to the Form 8-K/A filed April 25, 2007

10.5	Non-US Share Private Placement Agreement with Andorra Banc Agricol Reig, S.A., dated June 18, 2007	Incorporated by reference to the Form 8-K filed June 21, 2007

10.6	Non-US Share Private Placement Agreement with Woodrush Ltd., dated June 18, 2007	Incorporated by reference to the Form 8-K filed June 21, 2007

10.7	Non-US Share Private Placement Agreement with Pictet Private Equity Investors, S.A. ,dated December 23, 2009	Incorporated by reference to the Form 8-K filed December 30, 2009

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Accounting Officer)	Filed herewith

32.1	Section 1350 Certification (CEO)	Filed herewith

32.2	Section 1350 Certification (Principal Accounting Officer)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of September , 2010.

GLOBALPAYNET HOLDINGS INC., a Nevada Corporation

By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with Globalpaynet Holdings Inc. and on the dates indicated.

Signature	Title	Date

/s/ ALAIN GHIAI	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer & Chairman of the Board	September 13, 2010
Alain Ghiai