Form 10-Q/A
period 2010-03-31
GLOBALPAYNET HOLDINGS, INC.
filed 2010-09-14
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
AMENDMENT NO. 2 TO
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

EXPLANATORY NOTE

This Amendment No. 2  to Form 10-Q (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 which the Registrant previously filed with the Securities and Exchange Commission on June 14, 2010 (the “Original Filing ”), and Amendment No. 1, which the Registrant previously filed with the Securities and Exchange Commission on July 2, 2010. The Registrant is filing this Amendment to revise disclosure Item 4T. Controls and Procedures, and Exhibits 31 and 32.

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

The primary businesses where the Company can leverage its know-how and technology into a Unique Selling Proposition are:

·	Electronic IP-Based Payment Transactions
·	Electronic Health Record Management
·	PCI DSS Compliant Secure Storage of sensitive information
·	Secure web hosting, Secure data storage, disaster recovery and business continuity
·	PCI DSS Compliance and forensic audit services

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.    CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer (who is also principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures .

Based upon this evaluation, the Company’s Chief Executive Officer concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Due to the nature of the size and early stage of the Company, it had insufficient professional staff to adequately prepare and review its financial statements, and as a result, it has been unable to timely file reports with the Securities and Exchange Commission.  The limited size of the staff resulted in inadequate segregation of duties consistent with control objective and ineffective controls over period end financial disclosure and reporting processes.  Additionally, the lack of a functioning audit committee resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

Management’s Remediation Initiatives

Subsequent to March 31, 2010, the Company took steps to improve its internal controls over financial reporting by engaging additional professional accounting staff to perform a thorough analysis of our financial transactions and to establish additional procedures to ensure proper recording of all transactions, thereby segregating duties consistent with control objectives. Management believes such staff is also qualified to oversee our financial reporting in the absence of a functioning audit committee.  We believe these steps have improved our internal control over financial reporting.  We continue to seek qualified individuals to serve on our Board of Directors and in the capacity of an audit committee, though we anticipate that such addition will be after we are no longer a development stage company.

Changes in Internal control over Financial Reporting

There has been no significant change in the Company’s internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

31 . 1	Certification by Chief Executive Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification by Principal Accounting Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1
Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Accounting Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALPAYNET HOLDINGS, INC.

	By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer and Principal Accounting Officer
Date: September 13, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31 . 1	Certification by Chief Executive Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification by Principal Accounting Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1
Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Accounting Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith