Form 10-Q
period 2010-09-30
GLOBALPAYNET HOLDINGS, INC.
filed 2010-11-15
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to _________

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

41,643,748 Shares of Registrant’s Common Stock, $0.001 par value, were outstanding as November 8, 2010.

GLOBALPAYNET HOLDINGS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	3

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2010 and 2009 and for the Period from December 30, 2004 (Inception) through September 30, 2010 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and for the Period from December 30, 2004 (Inception) through September 30, 2010 (Unaudited)	5

	Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4T.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Removed and Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$351,218	$628,291
Prepaid expenses	1,068	955
Marketable securities	489,197	676,381
TOTAL CURRENT ASSETS	841,483	1,305,627

Furniture and fixtures, (net of accumulated depreciation of $4,775 and $3,568, respectively)	7,285	8,491
Computers and software, (net of accumulated depreciation of $61,317 and $39,528, respectively)	81,843	102,572
TOTAL FIXED ASSETS	89,128	111,063

TOTAL ASSETS	$930,611	$1,416,690

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$29,257	$20,257
Accrued liabilities - related party	65,742	100,000
TOTAL LIABILITIES	94,999	120,257

Commitments and contingencies	-	-

Preferred stock: $0.001 par value, 5,000,000 shares authorized: 1,000,000 shares designated
Series A Preferred stock: $0.001 par value, 1,000,000 shares authorized: 1,000,000 shares designated	1,000	1,000
Common stock: $0.001 par value
300,000,000 shares authorized: 41,643,748 and 40,443,748 shares issued and outstanding, respectively	41,643	40,443
Additional paid-in capital	23,583,375	22,788,458
Deficit accumulated during the development stage	(22,668,006)	(21,594,873)
Accumulated other comprehensive income (loss)	(122,400)	61,405
TOTAL STOCKHOLDERS' EQUITY	835,612	1,296,433

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$930,611	$1,416,690

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period From December 30, 2004 (Inception) through
	2010	2009	2010	2009	September 30 ,2010

Revenues realized during the development stage	$-	$1,155	$-	$1,155	$5,200

Operating expenses
Research and development	26,390	109,148	267,822	633,999	5,472,012
Sales and marketing	8,735	-	67,205	-	67,205
Officer compensation	25,070	1,411,073	331,344	4,188,021	14,582,415
General and administrative expenses	166,520	47,494	372,632	185,639	1,292,655
Depreciation and amortization	7,657	6,307	22,959	15,977	64,656
Total operating expenses	234,372	1,574,022	1,061,962	5,023,636	21,478,943

Loss from operations	(234,372)	(1,572,867)	(1,061,962)	(5,022,481)	(21,473,743)

Other income and expenses
Interest (income) expense, net	(132)	5,235	(1,093)	22,691	78,910
(Gain) loss on marketable securities, net	40,126	(41,516)	16,190	479,309	1,112,944
Foreign currency transaction (gain) loss	2,119	(243)	(3,926)	(9,300)	2,409
Total other (income) expense	42,113	(36,524)	11,172	492,700	1,194,263

Loss before taxes	(276,485)	(1,536,343)	(1,073,134)	(5,515,181)	(22,668,006)
Provision for income taxes	-	-	-	-	-

Net loss	(276,485)	(1,536,343)	(1,073,134)	(5,515,181)	(22,668,006)

Other comprehensive (income) loss
Unrealized gain (loss) on marketable securities	75,576	49,380	(171,070)	492,436	(145,084)
Foreign currency translation gain (loss)	5,375	60,985	(12,736)	(472,186)	22,684

Comprehensive loss	$(195,534)	$(1,425,978)	$(1,256,940)	$(5,494,931)	$(22,790,406)

Net loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.10)

Weighted average number of shares outstanding - basic and diluted	41,039,352	38,403,183	40,691,367	3,834,718

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,		For the Period From December 30, 2004 (Inception) through
	2010	2009	September 30, 2010

OPERATING ACTIVITIES

Net loss	$(1,073,134)	$(5,515,717)	$(22,668,006)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization expense	22,959	15,977	64,656
Stock compensation	256,117	4,113,021	14,131,251
Fair value of shares issued for services	90,000	197,552	1,595,172
Realized (gain) loss on sale of marketable securities	16,190	479,309	1,249,554
Changes in operating assets and liabilities:			-
Prepaid expenses	(113)	(910)	(1,068)
Accounts payable	9,000	41,508	29,257
Accrued liabilities - related party	(34,258)	45,503	65,742
Net cash used in operating activities	(713,238)	(623,757)	(5,533,442)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,023)	(50,399)	(153,784)
Purchase of marketable securities, net of proceeds	(76)	-	(7,361,808)
Proceeds from sale of marketable securities, net of purchases	-	1,067,637	4,873,308
Net cashprovided by (used in) investing activities	(1,099)	1,017,238	(2,642,284)

FINANCING ACTIVITIES
Proceeds from sale of common stock	450,000	-	7,899,595
Proceeds from short term borrowings	-	(454,211)	527,763
Repayment of short term borrowings	-	-	(527,763)
Net cash provided by financing activities	450,000	(454,211)	7,899,595

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,735)	(562,597)	627,349

NET CHANGE IN CASH AND CASH EQUIVALENTS	(277,073)	(623,327)	351,218

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	628,291	653,452	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	351,218	30,125	351,218

Supplemental disclosures
Cash paid for:
Interest expenses	$169	$22,696	$88,233
Income taxes	$-	$-	$-

Non-cash activities
Shares issued for services	$90,000	$197,552	$4,758,000

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
September 30, 2010 AND 2009
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K/A filed on September 14, 2010.

The consolidated financial statements include all of the accounts of GlobalPayNet and its wholly owned operating subsidiary Globus Payments LTD (“Globus”) as of September 30, 2010 and 2009 and for the interim periods then ended.  All inter-company balances and transactions have been eliminated in consolidation

Development stage company

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2010 or 2009.

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

The Company revalues its marketable securities at every reporting period and recognizes the unrealized gains or losses in the consolidated balance sheets under comprehensive income (loss) that are attributable to the change in the fair value of the marketable securities.  The Company has no other assets or liabilities measured at fair value on a recurring basis at September 30, 2010 or December 31, 2009.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were 200,000,000 options outstanding as of September 30, 2010 and 2009, which were excluded from the calculation as their effect would be anti-dilutive.

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

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1. 2.	A description of the overall arrangement A description of each milestone and related contingent consideration

3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive

5.	The amount of consideration recognized during the period for the milestone or milestones.

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

NOTE 3 - GOING CONCERN

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $22,668,006 at September 30, 2010, and had a net loss of $1,073,134 and net cash used in operating activities of $713,238 for the interim period then ended, respectively, with nominal revenues earned since inception.  Its ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

 As of September 30, 2010, and December 31, 2009, all 1,000,000 shares of Class A Preferred stock were issued and outstanding and held by Alain Ghiai, the Chief Executive Officer.

Common stock

In April 2010, the Company issued 200,000 common shares in payment for services.  The shares were recorded at fair market value on the date of grant, at $0.45 per share, or an aggregate of $90,000.

In August, 2010, the Company issued 1,000,000 common shares for $450,000 in cash.

Stock options

As of September 30, 2010, and December 31, 2009, the Company’s Chief Executive Officer held an option to purchase 200,000,000 shares of Common Stock at an exercise price of $2.00 per share.  The shares vested on January 17, 2010 (“vesting date”) and expire 50 years from the vesting date.  The Options may be exercised at $2.00 per share.  The options were valued at $11,013,251 using a lattice model with the following assumptions: 1% annual attrition rate, stock annual volatility of 121%, and a risk free interest rate of 4.27%.

The Company has recognized stock-based compensation expense pursuant to the two-year service period from January 17, 2008 through January 17, 2010.  Stock-based compensation expense for the three months ended September 30, 2010 and 2009 totaled $0 and $1,386,073, respectively.  Stock-based compensation expense for the nine months ended September 30, 2010 and 2009 totaled $256,117 and $4,113,021, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting agreement with the Chairman and CEO

On January 18, 2008, Globus Payments Ltd. (“GPY”), the Company’s wholly-owned subsidiary entered into a consulting agreement with Mr. Ghiai, the Company’s Chairman and Chief Executive Officer and sole director, whereby GPY agreed to pay Mr. Ghiai annual compensation of US$100,000 in cash for services rendered by Mr. Ghiai to GPY.  GPY will also reimburse Mr. Ghiai for any out-of-pocket expenses incurred in connection with the performance of his duties pursuant to the consulting agreement.  The consulting agreement has a five-year term, which will automatically renew for successive five-year periods unless notice is given by either party.  Compensation expense pursuant to this agreement totaled approximately $25,000 and $75,000 during each of the three and nine months ended September 30, 2010 and 2009, respectively.

Transactions with GlobeXPayNet S.A.

In August 2007, the Company established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd.  GBX contracts with the Company’s subsidiary Globus Payments Ltd. to perform all of its PCI compliance work.  As of the date of this report, GBX.’s sole director is Alain Ghiai, who is also a director, president and majority stockholder of the Company.  Payments to GBX for the three months ending September 30, 2010 and 2009 totaled $74,700 and $36,000, respectively.  Payments to GBX for the nine months ending September 30, 2010 and 2009 totaled $164,700and 211,682, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

We began implementing our sales strategy in the third quarter of fiscal 2010, focusing on selling Paystream application services in the United Arab Emirates. We have deployed our website in five languages, and we continue our marketing and branding efforts through search engine optimization and electronic communications. We also plan to create a network of resellers in the USA in the first quarter of 2011.

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

Comparison of results of operations for the three and nine months ended September 30, 2010 and 2009

Research and development expenses

Research and development expenses consist of costs to develop our proprietary software platform.  Costs include payments for engineering services, PCI DSS audit fees, and platform maintenance fees.  Research and development costs decreased 75.8%, or $82,758, from $109,148 for the three months ended September 30, 2009 to $26,390 for the three months ended September 30, 2010.  These costs decreased 57.8%, or $366,177, from $633,999 for the nine months ended September 30, 2009 to $267,822 for the nine months ended September 30, 2010.  The decrease in both comparable periods was a result of fewer requirements for engineering services and related expenses as our research and development efforts progressed toward a completed platform.   Included in these costs is the fair value of stock grants that were awarded to an individual who provided engineering services, which fair value was $90,000 for the three and nine months ending September 30, 2010, and $14,950 and $197,552, respectively, for the three and nine months ending September 30, 2009.  As development of our software platform is nearing completion, we anticipate that these costs will continue to decline in future periods.

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

Officer’s compensation

Officer’s compensation consists of an annual fee of approximately $100,000 to our Chief Executive Officer and stock based compensation. Stock based compensation expense, which is a result of a stock option issued to our Chief Executive Officer, and which vested over a two year service period through January 17, 2010, totaled $0 and 256,117, respectively, during the three and nine months ended September 30, 2010, as compared to $1,386,073 and $4,113,021, respectively, in the comparable 2009 periods.

General and administrative expenses

General and administrative expenses are comprised of professional fees, occupancy expenses, travel expenses, supplies and other overhead expenses.  General and administrative expenses totaled $166,520 and $372,632, respectively, for the three and nine months ended September 30, 2010, an increase of 250.6% and 100.7% as compared to the comparable periods in fiscal 2009.  The increase is principally a result of the cost of maintaining our systems that have completed the research and development stage.

Depreciation and amortization expenses

Depreciation and amortization expenses increased 21.4% and 43.7% to $7,657 and $22,959, respectively, for the three and nine months ended September 30, 2010, as compared to the comparable periods in fiscal 2009.  The increase was a result of new property and equipment our infrastructure being placed into service subsequent to June 30, 2009.  The property and equipment is a component of our infrastructure that will ultimately be used for the support of our future operations.

Loss on marketable securities and foreign currency translation

We recognized gains on our investment in marketable securities totaling $40,126 and $16,190, respectively, for the three and nine months ended September 30, 2010, as compared to $41,516 gain and a $479,309 loss, respectively for the three and nine months ended September 30, 2009.  Principally all of the fiscal 2009 loss was incurred but not realized during fiscal 2008 during a particularly volatile period of the financial market.

Net loss

We incurred a net loss totaling $276,485 and $1,073,134, respectively, for the three and nine months ended September 30, 2010, compared to a net loss of $1,536,343 and $5,515,181 for the three and nine months ended September 30, 2009, The decrease was primarily due to the reduction of stock based compensation expense as well as research and development expenses in the fiscal 2010 period as compared to the fiscal 2009 period.

Liquidity and Capital Resources

At September 30, 2010, we had cash reserves totaling $351,218 and short-term securities with a fair value of $489,197.  At December 31, 2009, we had cash reserves totaling $628,291 and short-term securities with a fair value of $676,381.  We have invested a portion of our cash reserves in marketable securities, including various stocks and liquid securities that are traded on national exchanges in the United States and Canada.  The securities are highly liquid and are subject to risk and all fluctuations in the financial markets. In certain periods prior to December 31, 2009, some of these investments served as security for short term bank borrowings, which could be liquidated upon repayment via sale of the securities.  Upon acquisition, these investments are recorded at cost, and at each balance sheet date, are reported at fair value in accordance with paragraph 825-10-50-10 of the FASB Accounting Standards Codification.  Unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized gains and losses and permanent declines in value are reported in other income or expense as incurred.

Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,899,595. As of September 30, 2010, we have used approximately $7.0 million of these funds to fund the development of our infrastructure and portal.  In July, we completed the development of Paystream, our proprietary payment processing gateway, and as such development approached completion stages, we were able to reduce both our general and administrative expenses and research and development expenses during the past fiscal year.  Cash used in operations totaled $886,991 and $1,960,744 during the years ending December 31, 2009 and 2008, respectively.  Cash used in operations totaled $713,238 and $623,757 during the nine months ending September 30, 2010 and 2009, respectively.  We anticipate cash used in operations will increase in the form of of general and administrative and sales and marketing expenses in future months as we take steps to offer our product in commercial markets. Therefore, it is difficult to estimate how long our cash on hand will sustain the business.  There is no assurance that we will begin generating cash flow from operations sufficient to fund our operations in the foreseeable future.  We believe that our cash reserves as of September 30, 2010, will sustain our operations for the next six to eight months.  We may seek a minimum of $250,000 and up to $1 million in additional funding to fund our operations during the next twelve months.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.   Management has taken steps since its last annual report to correct deficiencies in the Company’s disclosure controls and procedures that existed at the time it issued its annual report.  Due to the nature of the size and early stage of the Company, it had insufficient professional staff to adequately prepare and review its financial statements, and as a result, it had been unable to timely file reports with the Securities and Exchange Commission.  The limited size of the staff resulted in inadequate segregation of duties consistent with control objective and ineffective controls over period end financial disclosure and reporting processes.  Additionally, the lack of a functioning audit committee resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

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

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item, however, a detailed discussion of risk factors can be found within the Form 10-K/A for the year December 31, 2009, which was filed with the SEC on September 14, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010, the Company issued 200,000 common shares in payment for services.  The shares were recorded at fair market value on the date of grant, at $0.45 per share, or an aggregate of $90,000.

In August, 2010, the Company issued 1,000,000 common shares for $450,000 in cash.

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

GLOBALPAYNET HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification Aby Chief Executive Officer as required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification by Principal Financial Officer as required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

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