Form 10-K
period 2010-12-31
GLOBALPAYNET HOLDINGS, INC.
filed 2011-03-30
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

As of March 25, there were 41,645,748 shares of the Registrant’s common stock outstanding.

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

ITEM 1.  BUSINESS

DESCRIPTION OF THE BUSINESS

Background

Globalpaynet Holdings Inc. (“Globalpaynet” or “GPN”) was incorporated under the laws of the State of Nevada on December 30, 2004. In May of 2007, we changed our name to Globalpaynet Holdings, Inc., and have offices in Seattle, WA.  Our wholly owned subsidiary, Globus Payments Ltd., is based in Vancouver, Canada.

Globalpaynet is an information technology company that intends to be active in the management of electronic data, particularly in the areas of ePayments.

We are still in the development stage, have not generated any significant revenue, and have incurred losses of approximately $23.0 million since inception.  Approximately $5.6 million was spent on the development of Paystream, and $2.1 million was spent on general and administrative expenses, including cash compensation to our CEO.  Additionally, we recognized stock compensation expense totaling approximately $14.1 million pursuant to stock options granted to our CEO.  Other components of the $23.0 million loss include approximately $1.2 million in losses realized in marketable securities, and interest and depreciation expenses.    Based on our financial history since inception, our auditors have expressed substantial doubt about our ability to continue as a going concern.

During the fourth quarter of 2010, we completed the final development and testing of Paystream, our electronic payment gateway software application.  We began marketing Paystream services through our partner and reseller relationships, but to date, we have not generated significant revenues.

We must obtain clients who will contract to use Paystream in order to be successful.  While management believes that its marketing plans will result in market acceptance of Paystream, management does not believe significant revenue will be generated during 2011, and there is no assurance that significant revenue will ever be generated.  We believe that we have sufficient cash and marketable securities on hand as of the date of this filing in order to fund our operating expenses and meet our obligations for six months.  If we are unable to generate material revenues, we will be forced to attempt to raise additional funds on terms which may not be favorable to GPN, if we are able to raise funds at all.

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

SAP certification of PayStream

Paystream is certified by SAP AG as a global payment gateway certified on SAP’s NetWeaver Platform. This certification was achieved in July 2009 and confirms that Paystream is compatible to run on SAP’s NetWeaver platform described above.  SAP AG, together with its subsidiaries, develops, markets, and sells enterprise application software products for corporations, government agencies, and educational institutions in Europe, the Middle East, Africa, North America, Latin America, and the Asia Pacific Japan region. Globalpaynet is part of the Software Solution Partners in the SAP Partner Edge Program and, through this program, has access to over 100,000 SAP enterprise partners who could use Paystream services.  Being a Software Solutions Partner of SAP enhances our branding and credibility of Paystream, as SAP is a globally recognized enterprise software.

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

As this facility is used to host Securus and EHRmedi services which we plan to sell pursuant to our licensing agreement with Globex, we will pay to Globex the cost of operations for those services associated with this data center facility. Such costs include standard memory storage costs which will vary from time-to-time depending on the cost of servers used and the amount of storage used to store Globalpaynet’s clients in the USA and Canada.  Pursuant to the licensing agreement, which was amended in February 2011 to include Canada.  As of January 2011, we will also remit to Globex a licensing fee of 20% of gross sales from the sale of Securus and EHRmedi services.

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

Marketing strategy

We plan to market Paystream mainly through online search engine optimization, online marketing, including an email marketing campaign, and through the SAP network of companies and partners.  We also plan to build a network of resellers and form various partnerships in order to sell our proprietary and licensed web-based applications for electronic data management, Paystream, Securus and EHRmedi.  Our short term marketing strategy will be to develop a partner strategy and program by type of partner such as:

●	Technology partners (e.g. SAP)

●	Implementation and solution partners (e.g. local IT integrators)

●	Managed services partners (e.g. ISPs, web sites creators)

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

Our payment gateway services are not dependent on the availability of raw materials. As such, we do not need to purchase raw materials nor do we use or rely on outside suppliers or vendors to make our credit card processing gateway services available to merchants.

CUSTOMERS

We are a development stage company, and as such, we have not generated any significant revenue.  The revenue that we have generated is minimal and was transacted with only a few customers. Accordingly, we acknowledge that we face substantial risk and recognize that the challenges relevant to building a broader, larger clientele are formidable. We have begun developing a partner and reseller program designed to build our client base and alleviate our dependence on a small base of customers.

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

COSTS OF RESEARCH AND DEVELOPMENT ACTIVITIES

Since inception, approximately $5.5 million has been spent on the development of our proprietary software platform, Paystream, including costs for payments for engineering services, PCI DSS audit fees, and platform maintenance fees.

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

EMPLOYEES

Globalpaynet does not employ salaried full-time or part time staff.  Our subsidiary, Globus Payments, employs one person, who is an affiliate of our Chairman and Chief Executive Officer.  All other individuals that work for the Company are independent contractors who are compensated on a commission basis or on a contract payment basis. Alain Ghiai, our Chairman and Chief Executive Officer and the sole member of our board of directors, has no employment or other agreement with us, but our wholly-owned subsidiary, Globus Payments Ltd., has entered into a consulting agreement with Mr. Ghiai. For more information on the consulting agreement, please refer to “Certain Relationships and Related-Party Transactions” in Item 13 of this Report on Form 10-K.

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

Holders.   As of March 25, 2011, our common stock was held by 61 holders of record.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	200,000,000	$2.00	-
Total	200,000,000	$2.00	-

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

Revenue Recognition

Codification Topic 605 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

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

We incurred losses of approximately $1.4 and $7.4 million in the years ending December 31, 2010 and 2009, respectively, and approximately $23.0 million since inception.  Approximately $5.6 million was spent on the development of Paystream, and $2.1 million was spent on general and administrative expenses, including cash compensation to our CEO.  Additionally, we recognized stock compensation expense totaling approximately $14.1 million pursuant to stock options granted to our CEO.  Other components of the $23 million loss include approximately $1.2 million in losses realized in marketable securities, plus interest and depreciation expenses.

We are developing a partner and reseller network to market  Paystream services and solutions. We also plan to market additional complementary services that can be bundled with Paystream. On August 23, 2010, we formalized our relationship with GlobeXPayNet S.A., (renamed GlobeX Data S.A. in 2008) (“GlobeX”) by signing a ten-year exclusive distribution agreement (licensing agreement?) to market and distribute GlobeX’s two web-based software application suites Securus and EHRmedi in the United States.  The agreement was amended in March 2011 to include Canada.  Securus is a digital asset management tool, and EHRmedi is an electronic health records management system. We began marketing Securus to the US market in September 2010 but have not and do not expect to generate significant revenues for at least six months.  Should the marketing of Securus be successful, we plan to market EHRmedi in the second half of 2011 in the US market.  Both Securus and EHRmedi are SAP certified.

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

Our network is tested regularly for security breaches and failures by a third party quality security assessor, Security Metrics Inc.  Our network is certified by the quality security assessor as a Payment Card Industry Data Security Standard (“PCI DSS”) certified gateway and as a secure gateway for credit card transaction processing.

International Operations

In August 2007, we established a relationship and entered into a Marketing Agreement with GlobeX and placed it in charge of all international sales and developments for the Paystream electronic payment gateway application in non-US and Canadian markets.  In exchange for GlobeX’s sales and development activities, we paid a one-time fee equal to 500,000 Euros.  Over the term of the 10-year agreement, no further payments will be made to GlobeX for these services, and GlobeX will pay Globalpaynet 20% of the gross sales generated from GlobeX’s sale and distribution of services provided through Paystream.  GlobeX plans to market the Paystream electronic payment gateway product internationally through its integration partners such as SAP A.G., its sales force and network in western and eastern Europe. We do not expect to generate revenues from this venture until the latter part of 2011.  Our subsidiary, Globus Payments Ltd., has also contracted with GlobeX to perform all of  its PCI compliance work.

In July 2008, GlobeX obtained a certification from SAP A.G. for Globalpaynet’s Paystream payment gateway application, thereby achieving for Paystream global Ecohub partner status.  This certification and status can assist GlobeX and Globalpaynet in the marketing of Paystream potentially to all of SAP’s Ecohub partners.  Ecohub is an online marketplace for certified solutions by SAP Partners.

GlobeX established a reselling partnership with DataCash Ltd., a payment integrator to banks in the United Kingdom and plans to use all its tools to promote our services internationally. Datacash was acquired by Mastercard in October 2010, and we anticipate that any benefit from this relationship, if any, will be delayed until at least the end of 2011.  GlobeX has offices in Geneva, Switzerland and a subsidiary in London, United Kingdom.

On August 23, 2010, we formalized our licensing arrangement with GlobeX Data by signing a Licensing Agreement to sell and distribute GlobeX’s Securus®, SecurusVault, MediVault, LexVault, FinVault and EHRmedi® lines of services.  These services allow individuals and businesses to manage their digital assets by storing them offsite in data centers in Switzerland or Canada. Securus is a digital asset management tool that combines online backup, cloud computing and other services into one robust solution with a set of innovative features.  These features include real-time online backup, file versions history, multi-device synchronization, web remote access and file sharing, email and multi-accounts user management. EHRmedi is an electronic health records management tool modeled after Securus but tailored to the medical industry. Pursuant to the terms of the agreement, as amended in February 2011, we have the exclusive rights to sell Securus and EHRmedi and use all logomarks associated with Securus and EHRmedi to the US and Canadian markets until December 31, 2020.  We will pay a licensing fee of 20% of gross sales from the sale of Securus and EHRmedi to GlobeX Data.   We will also pay to Globex the cost of memory storage and platform maintenance related to any of these services which we sell or distribute.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009.

Revenue

Net revenue totaled $1,038 for the year ended December 31, 2010 compared to $3,167 for the year ended December 31, 2009.  2010 revenue was generated by the sale of Securus, and 2009 revenue was generated from transaction processing fees.   As a development stage company, we have not yet begun generating a sustainable revenue stream, and we believe the variance from year to year is not significant to the overall business strategy.

Officer’s compensation

Officer’s compensation consists of an annual fee of approximately $100,000 to our Chief Executive Officer and stock based compensation. Stock based compensation expenses, which were a result of a stock option issued to our Chief Executive Officer, and which vested over a two year service period from January 2008 to January 2010, totaled $256,117 in 2010 as compared to $5,499,094 in 2008.  Fiscal 2010 expenses included only one month of amortization expense as compared to a full year in fiscal 2009.

General and administrative expenses

General and administrative expenses are comprised of professional fees, occupancy expenses, travel expenses, supplies, maintenance and other engineering fees related to Paystream upon completion of the development phase, maintenance expenses related to Securus, and other overhead expenses.  General and administrative expenses totaled $616,006 for the year ended December 31, 2010, which was an increase of 121.7% as compared to $277,816 for the year ended December 31, 2009.  The higher level of expense is principally a result of maintenance expenses for Paystream and Securus.

Research and development expenses

Research and development expenses consist of costs to develop our proprietary software platform.  Costs include payments for engineering services, PCI DSS audit fees, and platform maintenance fees through the third quarter of 2010, when the platform was fully developed and tested.  Research and development costs decreased 67.8%, or $565,324, from $834,046 for the year ended December 31, 2009 to $268,722 for the year ended December 31, 2010.  The decrease was a result of fewer requirements for engineering services and related expenses as our research and development efforts progressed toward and reached final completion in July 2010.  A portion of the decrease was related to the decrease in the fair value of common stock issued for these services in 2010 which totaled approximately $90,900, as compared to approximately $205,172 in 2009.

Depreciation and amortization expenses

Depreciation and amortization expenses increased slightly to 30,756, during the year ended December 31, 2010, as compared to expenses totaling $23,430 for the year ended December 31, 2009.  The increase was a result of a full year of depreciation expense in 2010 of property and equipment that was placed into service in 2009.  The property and equipment is a component of our infrastructure supporting our current research and development efforts and ultimately for the support of our future operations.

Loss on marketable securities and foreign currency translation

We recognized a $16,190 loss on our investment in marketable securities for the year ended December 31, 2010, as compared to $656,733 for the year ended December 31, 2009.  Principally all of the 2009 loss was incurred but not realized during fiscal 2008 during a particularly volatile period of the financial market.  A portion of these losses were offset by an unrealized gain in the translation of foreign currency.

Net loss

We incurred a net loss totaling $1,372,142 for the year ended December 31, 2010, compared to a net loss of $7,413,608 for the year ended December 31, 2009, The decrease was primarily due to the decrease in both stock compensation expense and losses from the sale of marketable securities in fiscal 2010.

Liquidity

At December 31, 2010, we had cash reserves totaling $22,031 and short-term securities with a fair value of $827,811.  We have invested a portion of our cash reserves in marketable securities, including various stocks and liquid securities that are traded on national exchanges in the United States and Canada.  The securities are highly liquid and are subject to risk and all fluctuations in the financial markets. In certain periods prior to December 31, 2010, some of these investments served as security for short term bank borrowings, which could be liquidated upon repayment via sale of the securities.  Upon acquisition, these investments are recorded at cost, and at each balance sheet date, are reported at fair value in accordance with paragraph 825-10-50-10 of the FASB Accounting Standards Codification Unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred

Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,899,595. As of December 31, 2010, we have used approximately $7.5 million of these funds to fund our operations which have been devoted to the development of our infrastructure and portal.  We believe this development is nearing completion stages, and we have reduced both our general and administrative expenses and research and development expenses during the past year.  Cash used in operations totaled $1,021,116 and $886,991 during the years ending December 31, 2010 and 2009, respectively.  .  There is no assurance that we will begin generating cash flow from operations sufficient to fund our operations in the foreseeable future.  . We believe that our cash reserves including our marketable securities as of December 31, 2010, will sustain our operations for the next six to nine months.

We have sustained substantial losses and are still in the development stage. We have not attained profitable operations and may be dependent upon obtaining financing. For these reasons there is a risk that we will be unable to continue as a going concern.  The financial statements accompanying this report on Form 10-K contemplate our continuation as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
INDEX TO THE FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2010 and 2009	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009 AND FOR THE PERIOD FROM DECEMBER 30, 2004 (INCEPTION) THROUGH DECEMBER 31, 2010	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 30, 2004 (INCEPTION) THROUGH DECEMBER 31, 2010	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009 AND FOR THE PERIOD FROM DECEMBER 30, 2004 (INCEPTION) THROUGH DECEMBER 31, 2010	F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Globalpaynet Holdings, Inc.
(A development stage company)
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Globalpaynet Holdings, Inc., a development stage company, (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from December 30, 2004, (inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from December 30, 2004 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2010, and had a net loss and net cashed used in operating activities for the year then ended, respectively, with minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 30, 2011

GLOBALPAYNET HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,031	$628,291
Prepaid expenses	19,705	955
Marketable securities	827,811	676,381
Total current assets	869,547	1,305,627

Property and Equipment
Furniture and fixtures (net of accumulated depreciation of $5,180 and $3,568, respectively)	6,879	8,491
Computers and software (net of accumulated depreciation of $68,707 and $39,528, respectively)	74,453	102,572
Total property and equipment	81,332	111,063

TOTAL ASSETS	$950,879	$1,416,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$30,328	$20,257
Accrued liabilities, related party	65,742	100,000
TOTAL LIABILITIES	96,070	120,257

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 5,000,000 shares authorized: 1,000,000 shares designated
Series A Preferred stock: $0.001 par value, 1,000,000 shares designated: 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value, 300,000,000 shares authorized: 41,645,748 and 40,443,748 shares issued and outstanding, respectively	41,645	40,443
Additional paid-in capital	23,584,273	22,788,458
Deficit accumulated during the development stage	(22,967,015)	(21,594,873)
Accumulated other comprehensive income	194,906	61,405
TOTAL STOCKHOLDERS' EQUITY	854,809	1,296,433

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$950,879	$1,416,690

See accompanying notes to the consolidated financial statements

GLOBALPAYNET HOLDINGS, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,		From December 30, 2004 (Inception) through December 31,
	2010	2009	2010

Revenues realized during the development stage	$1,038	$3,167	$6,238

Operating expenses
Research and development	268,722	834,046	5,472,912
Sales and marketing	89,032	-	89,032
Officer's compensation	356,522	5,609,511	14,466,143
General and administrative expenses	616,006	277,816	1,677,481
Depreciation and amortization	30,756	23,430	72,451
Total operating expenses	1,361,038	6,744,803	21,778,019

Loss from operations	(1,360,000)	(6,741,636)	(21,771,781)

Other (income) expense:
Interest (income) expense, net	(1,356)	22,690	78,647
(Gain) loss on marketable securities, net	16,190	656,733	1,112,944
Foreign exchange transaction (gain) loss	(2,692)	(7,451)	3,643
Total other income (expense)	12,142	671,972	1,195,234

Loss before taxes	(1,372,142)	(7,413,608)	(22,967,015)
Provision for income taxes	-	-	-

Net loss	$(1,372,142)	$(7,413,608)	$(22,967,015)

Net loss per common share – basic and diluted	$(0.03)	$(0.19)

Weighted average common shares outstanding – basic and diluted	40,931,501	38,400,538

See accompanying notes to the consolidated financial statements

GLOBALPAYNET HOLDINGS, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from December 30, 2004 (Inception) through December 31, 2010
	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance, December 31, 2006			20,000,000	$20,000	$39,325		$(40,824)	$18,501
Shares issued for cash at $0.50 per share, net of $699,925 expenses			13,300,000	13,300	4,887,775			4,901,075
Shares issued as placement fee			2,100,000	2,100	1,047,900			1,050,000
Shares issued for cash at $0.75 per share			133,333	133	99,867			100,000
Shares issued for services at $0.50 per share			1,000,000	1,000	499,000			500,000
Preferred shares issued for services - related party	1,000,000	1,000			3,117,000			3,118,000
Comprehensive income (loss)
Foreign currency translation gain						228,081		228,081
Unrealized gain on marketable securities						11,326		11,326
Net loss							(5,520,548)	(5,520,548)
Total comprehensive income (loss)								(5,281,141)

Balance, December 31, 2007	1,000,000	1,000	36,533,333	36,533	9,690,867	239,407	(5,561,372)	4,406,435
Shares issued for cash at $0.80 per share, net of $32,615 expenses			540,000	540	398,845			399,385
Shares issued for services at $0.80 per share			1,000,000	1,000	799,000			800,000
Shares issued for cash at $2.00 per share			11,625	12	23,238			23,250
Options issued as compensation					5,258,040			5,258,040
Comprehensive income (loss)
Foreign currency translation gain						222,287		222,287
Unrealized loss on marketable securities						(615,991)		(615,991)
Net loss							(8,619,893)	(8,619,893)
Total comprehensive income (loss)								(9,013,597)

Balance, December 31, 2008	1,000,000	1,000	38,084,958	38,085	16,169,990	(154,297)	(14,181,265)	1,873,513
Shares issued for services at $0.80 per share			228,190	228	182,324			182,552
Shares issued for services at $0.30 per share			75,400	75	22,545			22,620
Shares issued for cash at $0.30 per share			55,200	55	16,505			16,560
Shares issued for cash at $0.45 per share			2,000,000	2,000	898,000			900,000
Options issued as compensation					5,499,094			5,499,094
Comprehensive income (loss)
Foreign currency translation loss						(414,949)		(414,949)
Unrealized gain on marketable securities						630,651		630,651
Net loss							(7,413,608)	(7,413,608
Total comprehensive income (loss)								(7,197,906)

Balance, December 31, 2009	1,000,000	1,000	40,443,748	40,443	22,788,458	61,405	(21,594,873)	1,296,433
Shares issued for services at $0.45 per share			202,000	202	90,698			90,900
Shares issued for cash at $0.45 per share			1,000,000	1,000	449,000			450,000
Options issued as compensation					256,117			256,117
Comprehensive income (loss)
Foreign currency translation gain						7,629		7,629
Unrealized gain on marketable securities						125,872		125,872
Net loss							(1,372,142)	(1,372,142)
Total comprehensive income (loss)								(1,238,641)

Balance, December 31, 2010	1,000,000	$1,000	41,645,748	$41,645	$23,584,273	$194,906	$(22,967,015)	$854,809

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		From December 30, 2004 (Inception) through
	2010	2009	December 31, 2010

OPERATING ACTIVITIES

Net loss	$(1,372,142)	$(7,413,608)	$(22,967,015)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	30,756	23,430	72,453
Stock compensation	256,117	5,499,094	14,131,251
Fair value of shares issued for services	90,900	205,172	1,596,072
Realized loss on sale of marketable securities	16,190	763,992	1,249,554
Changes in operating assets and liabilities:
Prepaid expenses	(18,750)	(955)	(19,705)
Accounts payable	10,071	17,543	30,328
Accrued liabilities - related party	(34,258)	18,341	65,742
Net cash used in operating activities	(1,021,116)	(886,991)	(5,841,320)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,059)	(65,412)	(153,818)
Purchase of marketable securities	(41,748)	(650,395)	(7,403,481)
Proceeds from sale of marketable securities	-	999,124	4,873,308
Net cash provided by (used in) investing activities	(42,807)	283,317	(2,683,991)

FINANCING ACTIVITIES
Proceeds from sale of common stock	450,000	916,560	7,949,595
Proceeds from short term borrowings	-	-	527,763
Repayment of short term borrowings	-	(527,763)	(527,763)
Net cash provided by financing activities	450,000	388,797	7,899,595

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,663	189,716	647,747

NET CHANGE IN CASH AND CASH EQUIVALENTS	(606,260)	(25,161)	22,031

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	628,291	653,452	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,031	$628,291	$22,031

Supplemental disclosures
Cash paid for
Interest	$169	$26,801	$88,233
Income taxes	$-	$-	$-

Non-cash activities
Shares issued for services	$90,900	$205,172	$4,758,900

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
 (A Development Stage Company)
December 31, 2010 and 2009
Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on December 30, 2004.

In May of 2007 the Company filed a name change with the Nevada Secretary of State to Globalpaynet Holdings, Inc.

Globalpaynet Holdings Inc. (“Globalpaynet” or the “Company”) is a Nevada Financial Services Technology company specialized in the secure electronic payment sector. The Company and its wholly owned Canadian subsidiary, along with its European partner have been providers of services and solutions enabling merchants to authorize, settle and manage credit card and electronic check transactions from a Web site, retail store, mail order/telephone order (MOTO) call center or mobile device since 2004. These solutions transmit transaction data over the Internet and manage submission of payment information to the credit card and Automated Clearing House processing networks. The Company offers payment processing, through its Internet Protocol (IP) based secure payment gateway services that enable online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via Physical Card Swipe Terminals, Web sites and mobile devices.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include all of the accounts of Globalpaynet and its wholly owned subsidiary Globus Payments LTD (“Globus”). All inter-company balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company realized certain amount of the nominal amount of revenue it is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

At December 31, 2010 and 2009, the fair value of the Company’s available for sale marketable securities totaled $827,811 and $676,381, respectively.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. The Company’s property and equipment is comprised of computers, software and office furniture. .  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to ten (10) years.  Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Depreciation expense for the years ended December 31, 2010 and 2009 totaled $30,756 and $23,040, respectively.

Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2010 or 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalent, prepaid expenses and accounts payable, approximate their fair values because of the short maturity of these instruments.

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were 200,000,000 options outstanding as of December 31, 2010 and 2009, which were excluded from the calculation because their effect would be anti-dilutive.

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

Recently Issued Accounting Pronouncements

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $22,967,015 at December 31, 2010, and had a net loss and net cash used in operating activities of $1,372,142 and $1,021,116, respectively, for the year then ended, with minimal revenues since inception.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock at a par value of $0.001 per share (“Common Stock”), and 5,000,000 shares of preferred stock at a par value of $0.001 per share (“Preferred Stock”).  Of the 5,000,000 shares of authorized preferred stock, 1,000,000 shares are designated “Series A Preferred” stock.

Preferred Stock

As of December 31, 2010 and 2009, all 1,000,000 shares of Series A Preferred stock were issued and outstanding and held by Alain Ghiai, the Chief Executive Officer.

The shares were issued to Alain Ghiai, the Company’s President, Chief Executive Officer and Director for services rendered in September 2007.  The Company received no cash proceeds from the issuance of the shares to Mr. Ghiai.

Holders of Series A Preferred Stock are entitled to vote on all matters submitted to a stockholder vote.  For example, if a particular matter requires the approval of a simple majority of the holders of the Company’s outstanding stock, holders of the Series A Preferred Stock would control 51% of the vote, and if a particular matter before the shareholders requires the approval of a supermajority of the holders of the Company’s outstanding stock, holders of the Series A Preferred Stock would control 76% of the vote, in each case automatically and without any further action required by either the holders of the Series A Preferred Stock or by the Board of Directors.

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

On June 18, 2007, the Company completed a private placement of 133,333 common shares at $0.75 per share for an aggregate of $100,000 in cash.

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

In April 2010, the Company issued 200,000 common shares in payment for services.  The shares were recorded at fair market value on the date of grant, or $0.45, or an aggregate of $90,000.

In August 2010, the Company issued 1,000,000 shares of its common stock pursuant to non-U.S. Share Private Placement Subscription Agreement with Henry Edvard Sjoman, a Switzerland resident, at $0.45 per share, for an aggregate purchase price and cash proceeds of $900,000.  The shares securities sold in this transaction have not been registered under the Securities Act of 1933, as amended (the “Act”) and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. This sale is exempt under Regulation S of the Securities Act of 1933 as no offers or sales were made to United States persons.

In December 2010, the Company issued 2,000 common shares in payment for services.  The shares were recorded at fair market value on the date of grant, or $0.45, or an aggregate of $900.

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

The Company has recognized stock-based compensation expense pursuant to the two-year service period from January 17, 2008 through January 17, 2010.  Stock-based compensation expense for the years ended December 31, 2010, and 2009 totaled $256,117 and $5,499,093, respectively.

NOTE 5 – INCOME TAXES

Globalpaynet is a non-operating holding company.  Globus, the Company’s Canadian subsidiary is subject to Canadian income taxes.

United States Income Tax

Globalpaynet is incorporated in the State of Nevada and is subjected to United States of America tax law.

Canadian Income Tax

Our wholly owned subsidiary, Globus Payments, is subject to the tax laws of the Canada at the prevailing statutory rate of corporate income tax of 19.7%, but no provision for income taxes was made for the years ended December 31, 2010 and 2009 as Globus Payments did not have reportable taxable income for the period.

Deferred Tax Assets

At December 31, 2010, the Company has available for income tax purposes net operating loss (“NOL”) carry-forwards of $347,437 that may be used to offset future taxable income through the year ending December 31, 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $118,129 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $118,129.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $15,449 and $10,563 for the year ended December 31, 2010 and 2009, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	For the year ended December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$118,129	$102,680
Total deferred tax assets	118,129	102,680
Less: valuation allowance	(118,129)	(102,680)
Net deferred tax assets	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2010		2009
Federal statutory tax rate	34.0%		34.0%
Utilization of net operating loss carryforward	(34.0	) %	(34.0	) %
Effective tax rate	0.0%		0.0%

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 18, 2008, Globus Payments Ltd., the Company’s wholly-owned subsidiary entered into a consulting agreement with Mr. Ghiai, the Company’s Chairman and Chief Executive Officer and sole director, whereby GPY agreed to pay Mr. Ghiai annual compensation of US$100,000 in cash for services rendered by Mr. Ghiai to GPY.  GPY will also reimburse Mr. Ghiai for any out-of-pocket expenses incurred in connection with the performance of his duties pursuant to the consulting agreement.  The consulting agreement has a five-year term, which will automatically renew for successive five-year periods unless notice is given by either party.  At December 31, 2010, $65,742 remained outstanding pursuant to the agreement.

Transactions with GlobeXPayNet S.A.  In August 2007, the Company established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for Globalpaynet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd.  GBX contracts with the Company’s subsidiary Globus Payments Ltd. to perform all of its PCI compliance work.  During fiscal 2010 and since the death of a director of GBX in 2009, GBX’s sole director is Alain Ghiai, who is also a director, president and majority stockholder of the Company.  On February 5, 2011, a second director was elected to the board of GBX.  Payments to GBX for the years ending December 31, 2010 and 2009 totaled $276,003 and $256,294, respectively.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9AT.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, to allow timely decisions regarding required disclosure. Our CEO performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010.

Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). This weakness involves our limited staff which is insufficient to implement segregation of duties or a division of responsibilities between the performance of accounting procedures or control activities and those who handle assets, or to maintain an appropriate system of checks and balances. This weakness is described in more detail in the next section. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

As of the end of the period covered by this report (December 31, 2010), the Company’s Chief Executive Officer performed an evaluation of the effectiveness the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  His assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial  Reporting - Guidance for Smaller Public  Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based upon this evaluation, the Company’s Chief Executive Officer concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

A material  weakness is a  deficiency,  or a  combination  of  deficiencies,  in internal  control  over  financial  reporting,  such that there is a  reasonable possibility  that a material  misstatement  of the  Company's  annual or interim financial  statements  will not be prevented or detected on a timely  basis.  In connection with management’s assessment of our internal control over financial reporting as required  under Section 404 of the  Sarbanes-Oxley  Act of 2002, we identified  the  following  material  weaknesses  in our  internal  control over financial reporting as of December 31, 2010:

The company’s management and sole board member is our CEO.  The Company had one active full-time employee as of December 31, 2010, who is an affiliate of the CEO by marriage.  The Company uses a consultant that has a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements.  This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

Inadequate controls over purchases and disbursements. We had inadequate controls over the segregation of duties and authorization of purchases, and the disbursement of funds. These weaknesses increase the likelihood that misappropriation of assets and/or unauthorized purchases and disbursements could occur and not be detected in a timely manner. These deficiencies resulted in errors in the financial statements and in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•	We had inadequate procedures and controls to ensure proper segregation of duties within our purchasing and disbursements processes and accounting systems;

•	We had inadequate approvals for payment of invoices and wire transfers.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Management’s Remediation Initiatives

As of March 25, 2011, we had not completed the remediation of any of these material weaknesses.

In prior periods, as of October 31, 2009, the Company identified the following  material  weaknesses  in our  internal  control over financial reporting:

1.
 Due to the nature of the size and early stage of the Company, it had insufficient professional staff to adequately prepare and review its financial statements, and as a result, it has been unable to timely file reports with the Securities and Exchange Commission.

2.	The limited size of the staff resulted in inadequate segregation of duties consistent with control objective and ineffective controls over period end financial disclosure and reporting processes.
3.	Additionally, the lack of a functioning audit committee resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

Subsequent to December 31, 2009, the Company took steps to improve its internal controls over financial reporting by engaging additional professional accounting staff to perform a thorough analysis of our financial transactions and to establish additional procedures to ensure proper recording of all transactions, thereby segregating duties consistent with control objectives. Management believes such staff is also qualified to oversee our financial reporting in the absence of a functioning audit committee.  We believe these steps have improved our internal control over financial reporting.  We continue to seek qualified individuals to serve on our Board of Directors and in the capacity of an audit committee, though we anticipate that such addition will be after we are no longer a development stage company.  Pursuant to our CEO’s evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010, he determined that these steps have been effective.

Changes in internal controls over financial reporting

There was no other change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole director will serve until the next annual meeting of stockholders. Our officers and key employees and consultants are appointed by our Board of Directors and serve at its discretion.

Current Directors and Executive Officers

Our board of directors currently consists of one member. There are no arrangements or understandings between our director or any other persons pursuant to which he has been selected as director, other than as described below. Mr. Ghiai owns 1,000,000 shares of our Class A Preferred Stock. The Class A Preferred Stock owned by Mr. Ghiai insures that he will have effective voting control regarding the election of additional directors or his removal as director. There are no “family relationships” among the directors, as that term is defined by the Securities and Exchange Commission. Set forth below is our current Board of Directors, including each member’s age and position with Globalpaynet.

Name	Age	Position
Alain Ghiai	43	Chief Executive Officer, Chief Accounting Officer, President, Secretary, Treasurer, Chairman of the Board

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

In 2002, utilizing his e-commerce experience gained from a successful ecommerce venture, Ghiai gathered his technology team to develop an IP Gateway processing platform, which resulted in the formation of GPN in 2004.  Mr. Ghiai plans to use his experience as an entrepreneur and a vast network of business contacts, to turn the Globalpaynet group into a global leader in secure data processing and storage.

Mr. Ghiai also has served as Chairman of GlobeX Data S.A. which was incorporated in Switzerland in 2007, and GlobeX Data Ltd, its wholly owned subsidiary in the United Kingdom.  GlobeX is our European partner with whom the Company has contracted to develop Paystream and to market and distribute Paystream in non-U.S and Canadian markets.  Globex has also licensed the Company to sell and distribute its products, Securus and EHRmedi, in the US.  As Chairman, Mr. Ghiai oversees all compliance issues relating to PCI-DSS and HIPAA certifications, as well as large partnerships and certifications.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to the Company’s Named Executive Officer for all services rendered to us during the fiscal years ended December 31, 2010, 2009, 2008, and 2007:
SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)(4)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alain Ghiai, Chairman and CEO	2010	100,404	-	-	256,117	-	-	-	356,521
	2009	110,417	-	-	5,499,094	-	-	-	5,609,511
	2008	90,000	-	-	5,258,040	-	-	-	5,348,040
	2007	-	-	3,118,000	-	-	-	-	3,118,000

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
(3)  On January 17, 2008, the Company granted Mr. Ghiai an option to purchase 200,000,000 shares of the Company’s common stock with an exercise price of $2.00 per share. The option became exercisable in full on January 17, 2010 and expires on January 17, 2060 unless Mr. Ghiai’s service to the Company is earlier terminated, in which case the option will expire three months after Mr. Ghiai’s termination date.  The amount of the grant was determined by the Board of Directors who considered the following metrics: the number of shares underlying the grant was approximately 5.5 times the then outstanding shares and the equivalent of an annual allotment of 4 million shares its 50 year term, which annual amount is approximately 10% of the then-outstanding shares of the Company; as well as an exercise price of approximately 4 times of the sales price of recent placements of the Company’s Common Stock.  The Board further considered that the grant would be subject to dilution in future equity transactions and that the lengthy term and above market exercise price provides incentive to Mr. Ghiai to increase the value of the Company by similar metrics.
(4)  Reflects amounts accrued as payable to or paid pursuant to the consulting agreement between Globus Payments, Ltd. and Mr. Ghiai.  No payments were made to Mr. Ghiai in fiscal 2008.  In April 2010, partial payment for the 2008 obligation was made, and at December 31, 2010, approximately $65,742 remained payable to Mr. Ghiai for services he performed in 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes the awards under the Corporation's equity incentive plans for the Company’s named executive officer outstanding as of December 31, 2010.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Option Vesting	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	Date	(#)	($)(1)	(#)	($)
Alain Ghiai	—	200,000,000	—	2.00	1/17/2060	1/17/2010	—	—	200,000,000	—

The option to purchase 200,000,000 shares of the Company’s common stock granted to Mr. Ghiai on January 17, 2008 at an exercise price of $2.00 per share is our only outstanding equity award as of December 31, 2010. The option became exercisable in full on January 17, 2010 and expires on January 17, 2060 unless Mr. Ghiai’s service to the Company is earlier terminated, in which case the option will expire three months after Mr. Ghiai’s termination date.

Director Compensation.

Our directors are not compensated for their service as members of our board of directors.

Employment Agreements.  Currently, we do not have any written employment or consulting agreements. On January 18, 2008, our wholly-owned subsidiary, Globus Payments Ltd., entered into a consulting agreement with Alain Ghiai, our Chairman and Chief Executive Officer, whereby Globus Payments Ltd. agreed to pay Mr. Ghiai yearly compensation of US$100,000 in cash for services rendered by Mr. Ghiai to Globus Payments Ltd. The agreement can be terminated with 15 days notice with no penalties, carries a five year term, and is automatically renewed for an additional term unless terminated with thirty days’ written notice.  The agreement includes customary confidentiality and ownership of work product by the Company terms.  As of December 31, 2010 and 2009, approximately $65,742 and $100,000, respectively, pursuant to this consulting agreement remained unpaid.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of any class of Globalpaynet’s voting securities of any person known to Globalpaynet to be the beneficial owner of more than five percent of Company’s the outstanding shares, as of the close of business on March __, 2011.  Alain Ghiai is currently the only member of our management team, therefore no separate table has been provided solely for management ownership.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Alain Ghiai 14 Rue du Rhone Geneve 1204 Switzerland	211,816,940 (2)	87.66%
Common Stock	Andorra Banc Agricol Reig SACalle Manuel Cerqueda 1 AD700 Escaldes Engordany	13,300,000	31.94%
Common Stock	Renovatio Media Group SA 14 Rue du Rhone Geneve 1204 Switzerland	6,153,190	14.78%
Common Stock	Catalyst Capital Holdings Ltd Foresight Capital Holdings, Ltd Griffin Capital Holdings Ltd. Edelweiss Capital Holdings Ltd. (3)	2,980,000	7.16%
Class A Preferred Stock	Alain Ghiai	1,000,000 (3)	100%

(1) Percentages are calculated based on 41,645,748 shares of common stock and 1,000,000 shares of Class A Preferred Stock issued and outstanding as of March _, 2011, unless otherwise noted.

(2) Percentage is calculated based on 241,645,748, which includes vested options to purchase 200,000,000 shares of common stock. Mr. Ghiai’s common stock ownership includes the following:

●	3,978,750 shares owned directly by Mr. Ghiai,

●	6,153,190 shares owned directly by Renovatio Media Group S.A. (“Renovatio”), of which Mr. Ghiai is the sole director. Includes shares held in its former name, Maisonette Group SA;
●	990,000 shares owned directly by Globus Communications, a division of Renovatio; and

●	695,000 shares owned directly by Globus Media Ltd., which is a wholly-owned subsidiary of Renovatio and of which Mr. Ghiai is the sole director.

●	Options to purchase 200,000,000 shares of common stock at a per share exercise price of $2.00.

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

Transactions with GlobeX Data S.A. In August 2007, we entered into a Market Agreement with GlobeXPayNet S.A., now GlobeX Data, S.A. (“GlobeX” and “GBX”), in Switzerland and placed it in charge of all international sales and developments for Globus Payments Ltd.  We paid GlobeX a one-time fee of EUR500, 000 in exchange for GlobeX’s services to secure a global marketing partner in the payment and to actively promote and distribute Paystream offerings in Europe, the Middle East, and Africa.  During the ten year term of the agreement, no further payments will be made to GlobeX for such activities, and GlobeX will pay to Globalpaynet 20% of the gross revenue it generates from the sale of Paystream offerings.  Our subsidiary, Globus Payments, Ltd, has also contracted with GlobeX to perform all its PCI compliance work and to maintain its systems. Payments to GlobeX for this compliance and maintenance work for the years ending December 31, 2010 and 2009 totaled $276,003 and $256,294, respectively.  We will also use GlobeX’s data centre to store Paystream transaction data, and we plan to market and distribute GlobeX’s Securus and EHRmedi offerings.  Alain Ghiai is a member of GlobeX Data S.A.’s board of directors; Mr. Alain Ghiai is also our sole director, president and majority stockholder.

We currently have no policies or procedures for the review, approval or ratification of related-party transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the fiscal year ended December 31, 2010, our principal accountant, Li and Company, PC, (“Li”) billed approximately $15.000 for the audit of our annual financial statements for the year ended December 31, 2010.  For the fiscal year ended December 31, 2009, Li billed approximately $16,250 for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 and for the period from December 30, 2004 (inception) through December 31, 2009.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION

3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference to the Form 10SB12G filed on January 31, 2006.
3.3	Certificate of Amendment to Articles of Incorporation filed June 18, 2007	Incorporated by reference to the Form 8-K filed August 6, 2007
3.4	Articles of Amendment to Articles of Incorporation filed April 4, 2007	Incorporated by reference to the Form 8-K filed August 6, 2007
3.5	Certificate of Designation of Class A Preferred Stock	Incorporated by reference to the Form 8-K filed October 4, 2007
10.1	Globalpaynet Holdings Inc. stock option agreement dated January 17, 2008 by and among the Registrant and Alain Ghiai	Incorporated by reference to the Form 8-K filed January 23, 2008
10.2	Globus Payments Ltd. consulting agreement with Alain Ghiai, dated January 18, 2008	Incorporated by reference to the Form 8-K filed January 23, 2008
10.3	Acquisition agreement by and among Globus Payments Ltd., E-Shopping Technologies Ltd. and Renovatio Media Group S.A., dated July 31, 2007	Incorporated by reference to the Form 8-K/A filed August 15, 2007
10.4	Non-US Share Private Placement Agreement with Andorra Banc Agricol Reig, S.A., dated April 15, 2007	Incorporated by reference to the Form 8-K/A filed April 25, 2007
10.5	Non-US Share Private Placement Agreement with Andorra Banc Agricol Reig, S.A., dated June 18, 2007	Incorporated by reference to the Form 8-K filed June 21, 2007
10.6	Non-US Share Private Placement Agreement with Woodrush Ltd., dated June 18, 2007	Incorporated by reference to the Form 8-K filed June 21, 2007
10.7	Non-US Share Private Placement Agreement with Pictet Private Equity Investors, S.A. ,dated December 23, 2009	Incorporated by reference to the Form 8-K filed December 30, 2009
10.8	Non-US Share Private Placement Subscription Agreement with Henry Edvard Sjoman dated August 18, 2010	Incorporated by reference to the Form 8-K filed August 24, 2010
10.9	Marketing Agreement between GlobeXPaynet S.A. and Globalpaynet Holdings, Inc. dated August 2, 2007	Incorporated by reference to the Form S-1/A filed September 13, 2010
10.10	License Agreement between GlobeX Datat S.A. and Globalpaynet Holdings, Inc. dated August 23, 2010	Incorporated by reference to the Form S-1/A filed September 13, 2010
10.11	Amended License Agreement between GlobeX Datat S.A. and Globalpaynet Holdings, Inc. dated February 24, 2011	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the __th day of March, 2011.

GLOBALPAYNET HOLDINGS INC., a Nevada Corporation

By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with Globalpaynet Holdings Inc. and on the dates indicated.

Signature	Title	Date

/s/ ALAIN GHIAI	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer & Chairman of the Board	March 30, 2011
Alain Ghiai