Form 10-Q
period 2011-03-31
GLOBALPAYNET HOLDINGS, INC.
filed 2011-05-19
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

41,645,748 Shares of Registrant’s Common Stock, $0.001 par value, were outstanding as of May 19, 2011.

GLOBALPAYNET HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,099	$22,031
Prepaid expenses	1,134	19,705
Marketable securities	493,250	827,811
Total current assets	503,483	869,547
Property and equipment
Furniture and fixtures (net of accumulated depreciation of $5,592 and $5,180, respectively)	6,467	6,879
Computers and software (net of accumulated depreciation of $76,264 and $68,707, respectively)	88,772	74,453
Total property and equipment	95,239	81,332

TOTAL ASSETS	$598,722	$950,879
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$15,018	$30,328
Accrued liabilities, related party	65,742	65,742
Accrued liabilities	25,544	-
TOTAL LIABILITIES	106,304	96,070
Commitments and contingencies	-	-
Preferred stock: $0.001 par value 5,000,000 shares authorized: 1,000,000 shares issued and outstanding
Series A Preferred stock: $0.001 par value, 1,000,000 shares designated: 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value 300,000,000 shares authorized: 41,645,748 and 40,443,748 shares issued and outstanding, respectively	41,645	41,645
Additional paid-in capital	23,584,273	23,584,273
Deficit accumulated during the development stage	(23,416,268)	(22,967,015)
Accumulated other comprehensive income	281,768	194,906
TOTAL STOCKHOLDERS' EQUITY	492,418	854,809
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$598,722	$950,879

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		From December 30, 2004 (Inception) through March 31,
	2011	2010	2011
Revenues realized during the development stage	$1,542	$-	$7,780

Operating expenses
Research and development	-	128,643	5,472,912
Sales and marketing	11,794	27,569	100,826
Officer's compensation	25,863	281,160	14,492,006
General and administrative expenses	192,178	98,922	1,869,659
Depreciation and amortization	7,968	7,595	80,419
Total operating expenses	237,803	543,889	22,015,822

Loss from operations	(236,261)	(543,889)	(22,008,042)

Other (income) expense:
Interest (income) expense, net	278	(429)	78,925
(Gain) loss on marketable securities, net	203,928	328	1,316,872
Foreign exchange transaction (gain) loss	8,786	(576)	12,429
Total other (income) expense	212,992	(677)	1,408,226

Loss before taxes	(449,253)	(543,212)	(23,416,268)
Provision for income taxes	-	-	-

Net loss	(449,253)	(543,212)	(23,416,268)

Other comprehensive (income) loss
Unrealized gain (loss) on marketable securities	(16,388)	7,177	135,470
Foreign exchange gain (loss)	103,250	19,435	146,298
			-
Comprehensive income (loss)	$(362,391)	$(516,600)	$(23,134,500)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	41,645,748	40,443,748

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,		From December 30, 2004 (Inception) through March 31,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	$(449,253)	$(543,212)	$(23,416,268)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization expense	7,968	7,595	80,421
Stock compensation	-	256,117	14,131,251
Fair value of shares issued for services	-	-	1,596,072
Realized loss on sale of marketable securities	203,928	328	1,453,482
Changes in operating assets and liabilities:			-
Prepaid expenses	18,571	(128)	(1,134)
Accounts payable	(15,310)	69,988	15,018
Accrued liabilities, related party	-	-	65,742
Accrued liabilities, other	25,544	-	25,544
Net cash used in operating activities	(208,552)	(209,312)	(6,049,872)

INVESTING ACTIVITIES
Purchase of property and equipment	(21,876)	(1,060)	(175,694)
Purchase of marketable securities	-	(49,363)	(7,403,481)
Proceeds from sale of marketable securities	114,246	-	4,987,554
Net cash provided by (used in) investing activities	92,370	(50,423)	(2,591,621)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	7,899,595
Proceeds from short term borrowings	-	-	527,763
Repayment of short term borrowings	-	-	(527,763)
Net cash provided by financing activities	-	-	7,899,595

EFFECT OF EXCHANGE RATE CHANGES ON CASH	103,250	19,436	750,997
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,932)	(240,299)	9,099

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,031	628,291	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,099	$387,992	9,099
Supplemental disclosures
Cash paid for
Interest	$169	$161	$88,403
Income taxes	$-	$-	$-
Non-cash activities
Shares issued for services	$-	$205,172	$4,758,900

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2011 AND 2010

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed on March 30, 2011.

The consolidated financial statements include the accounts of GlobalPayNet and its wholly owned operating subsidiary Globus Payments LTD (“Globus”) as of March 31, 2011 and 2010 and for the interim periods then ended.  All significant inter-company balances and transactions have been eliminated in consolidation

Development stage company

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of the marketable securities and marks the available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss) until realized.

Financial assets and liabilities measured at fair value on a recurring basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities, available for sale	$493,250	$493,250	$-	$-	$493,250

The Company has no other assets or liabilities measured at fair value on a recurring basis or a non-recurring basis; consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010; no gains or losses are reported in the consolidated statement of income and comprehensive income (loss) that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011 or 2010.

Fair value of non-financial assets and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2011 or December 31, 2010.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities

The Company accounts for marketable securities, available for sale, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale and equity securities that have readily determinable fair values that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except an available-for-sale security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 35-4.

The Company follows Paragraphs 320-10-35-18 through 33 and assess whether an investment is impaired in each reporting period.  An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary. Pursuant to Paragraph 320-10-45-8A, in periods in which an entity determines that a security’s decline in fair value below its cost basis is other than temporary, the entity shall recognize and present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any. Pursuant to Paragraph 320-10-45-9A, An entity shall separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were 200,000,000 options outstanding as of March 31, 2011 and 2010, which were excluded from the calculation because their effect would be anti-dilutive.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $23,416,268 at March 31, 2011, and had a net loss and net cash used in operating activities of $449,253 and $208,552, for the three months ended March 31, 2011, respectively.

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

As of March 31, 2011, and December 31, 2010, all 1,000,000 shares of Class A Preferred stock were issued and outstanding and held by Alain Ghiai, the Chief Executive Officer.  As of March 31, 2011, and December 31, 2010, 41,645,748 shares of common stock were issued and outstanding.

As of March 31, 2011, and December 31, 2010, the Company’s Chief Executive Officer held an option to purchase 200,000,000 shares of Common Stock at an exercise price of $2,00 per share.  The shares vested on January 17, 2010 (“vesting date”) and expire 50 years from the vesting date.  Provided that the Participant is employed with the Company on the vesting date, the Options may be exercised at a $2.00 price.  The options were valued at $11,013,251 using a lattice model with the following assumptions: 1% annual attrition rate, stock annual volatility of 121%, and a risk free interest rate of 4.27%

The Company has recognized stock-based compensation expense pursuant to the two-year service period from January 17, 2008 through January 17, 2010.  Stock-based compensation expense for the three months ended March 31, 2011 and 2010 totaled $0 and $256,117, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 18, 2008, Globus Payments Ltd., the Company’s wholly-owned subsidiary entered into a consulting agreement with Mr. Ghiai, the Company’s Chairman and Chief Executive Officer and sole director, whereby GPY agreed to pay Mr. Ghiai annual compensation of US$100,000 in cash for services rendered by Mr. Ghiai to GPY.  GPY will also reimburse Mr. Ghiai for any out-of-pocket expenses incurred in connection with the performance of his duties pursuant to the consulting agreement.  The consulting agreement has a five-year term, which will automatically renew for successive five-year periods unless notice is given by either party.  Compensation expense pursuant to this agreement totaled approximately $25,000 during each of the three months ended March 31, 2011 and 2010.

Transactions with GlobeXPayNet S.A.  In August 2007, the Company established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd.  GBX. contracts with the Company’s subsidiary Globus Payments Ltd. to perform all of its PCI compliance work.  As of the date of this report, GBX.’s sole director is Alain Ghiai, who is also a director, president and majority stockholder of the Company.  Payments to GBX for the three months ending March 31, 2011 and 2010 totaled $57,890 and $65,000, respectively.

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

Since inception, the Company has been building its core product, PayStream, an Internet Protocol (“IP”)-based secure payment gateway designed to provide services that enables online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via physical card swipe terminals, websites and mobile devices.  This portal was completed in July 2010, and we recently completed final quality control and testing.

We continue our efforts to develop a partner and reseller network to market Paystream services and solutions, and we are market additional complementary services pursuant to our licensing agreement with GlobeX Data S.A.  This agreement enables us to market and distribute GlobeX’s two web-based software application suites, Securus and EHRmedi, in the United States and Canada.  We began marketing Securus to the US market in September 2010 but have not and do not expect to generate significant revenues for at least six months.  Should the marketing of Securus be successful, we plan to market EHRmedi in the second half of 2011 in the US market.  Both Securus and EHRmedi are SAP certified.  As of March 31 2011 the Company has contracted with two resellers in Canada for Securus; however, we do not anticipate that revenue will be generated from such agreements until the third or fourth quarter of 2011, if at all.

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

As of the date hereof, Alain Ghiai, the company’s sole director, president, and majority stockholder, is one of two of GlobeX Data S.A.’s directors.

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

Our independent registered public accountants included a statement in their audit report for our financial statements for the year ended December 31, 2010, regarding whether we are able to continue as a going concern.

Comparison of results of operations for the three months ended March 31, 2011 and 2010

Research and development expenses

Research and development expenses consist of costs to develop our proprietary software platform.  As the development of the platform was completed in 2010, no research and development costs were incurred during the three months ended March 31, 2011.  Such costs totaled $268,722 during the three months ended March 31, 2010, and included payments for engineering services, PCI DSS audit fees, and platform maintenance fees.

Sales and marketing expenses

Sales and marketing expenses decreased from $27,598 during the three months ended March 31, 2010 to $11,794.  The 2010 quarter included expenses for the initial development of our website, whereas ongoing expenses are comprised of search engine optimizations, Google adwords marketing and deployment of several versions of our websites.

Officer’s compensation

Officer’s compensation consists of an annual fee of approximately $100,000 to our Chief Executive Officer and stock based compensation. Stock based compensation expense, which is a result of a stock option issued to our Chief Executive Officer, and which vested over a two year service period through January 17, 2010, totaled $256,117 during the three months ended March 31, 2010. As the options were fully vested at that time, there are no comparable expenses in the 2011 period.

General and administrative expenses

General and administrative expenses are comprised of systems maintenance, professional fees, occupancy expenses, travel expenses, supplies and other overhead expenses.  General and administrative expenses totaled $192,178 for the three months ended March 31, 2011, an increase of 94.3% as compared to $98,922 for the three months ended March 31, 2010.  The increase is principally a result of the cost of maintaining our systems that have completed the research and development stage.

Depreciation and amortization expenses

Depreciation and amortization expenses remained relatively constant at $7,968 during the three months ended March 31, 2011, as compared to $7,595, for the three months ended March 31, 2010, as no new equipment was placed into service during the 2010 or the first quarter of 2011.  We purchased computer equipment during the current period which was placed into service subsequent to the end of the period.

Loss on marketable securities and foreign currency translation

We recognized a $203,928 loss on our investment in marketable securities for the three months ended March 31, 2011, as compared to $328 for the three months ended March 31, 2010. The loss was a result of the sale of some of our non-performing investments, proceeds of which were required to funding our operations.

Net loss

We incurred a net loss totaling $449,253 for the months ended March 31, 2011, compared to a net loss of 543,889 for the three months ended March 31, 2010, The decrease was primarily due to the reduction of stock based compensation expense which was offset by the higher loss on the sale of marketable securities..

Liquidity and Capital Resources

Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,899,595. At March 31, 2011, we had cash reserves totaling $9,099 and short-term securities with a fair value of $493,250.  We believe that our cash reserves will sustain our operations for the next three to six months, and we plan to raise additional funds through additional private placements of our common stock.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.    CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer (who is also principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedure as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon this evaluation, the Company’s Chief Executive Officer concluded that that our disclosure controls and procedures were not effective as of March 31, 2011.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.  These deficiencies had been identified in his assessment as of December 31, 2011, and consist of the following:

The company’s management and sole board member is our CEO.  The Company has only one active full-time employee, who is an affiliate of the CEO by marriage.  The Company uses a consultant that has a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements.  This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

Inadequate controls over purchases and disbursements. We had inadequate controls over the segregation of duties and authorization of purchases, and the disbursement of funds. These weaknesses increase the likelihood that misappropriation of assets and/or unauthorized purchases and disbursements could occur and not be detected in a timely manner. Because of these deficiencies, there exists a more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

●	We had inadequate procedures and controls to ensure proper segregation of duties within our purchasing and disbursements processes and accounting systems;

●	We had inadequate approvals for payment of invoices and wire transfers.

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

GLOBALPAYNET HOLDINGS, INC.

Date: May 19, 2011	By:	/s/ ALAIN GHIAI
Alain Ghiai Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification by Principal Accounting Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
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