Form 10-Q
period 2011-06-30
GLOBALPAYNET HOLDINGS, INC.
filed 2011-08-15
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

41,645,748 Shares of Registrant’s Common Stock, $0.001 par value, were outstanding as of August 8, 2011.

GLOBALPAYNET HOLDINGS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and for the Period from December 30, 2004 (Inception) through June 30, 2011 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the Period from December 30, 2004 (Inception) through June 30, 2011 (Unaudited)	5

	Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Removed and Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,358	$22,031
Prepaid expenses	1,141	19,705
Marketable securities	220,367	827,811
Total current assets	246,866	869,547
PROPERTY AND EQUIPMENT
Furniture and fixtures (net of accumulated depreciation of $6,009 and $5,180, respectively)	6,051	6,879
Computers and software (net of accumulated depreciation of $83,949 and $68,707, respectively)	81,100	74,453
Property and equipment, net	87,151	81,332

TOTAL ASSETS	$334,017	$950,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,895	$30,328
Accrued liabilities, related party	65,742	65,742
Accrued liabilities	21,910	-
TOTAL LIABILITIES	89,547	96,070

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY

Preferred stock: $0.001 par value 5,000,000 shares authorized: 1,000,000 shares designated:
Series A Preferred stock: $0.001 par value, 1,000,000 shares designated: 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: $0.001 par value 300,000,000 shares authorized: 41,645,748 shares issued and outstanding	41,645	41,645
Additional paid-in capital	23,584,273	23,584,273
Deficit accumulated during the development stage	(23,523,163)	(22,967,015)
Accumulated other comprehensive income	140,715	194,906
TOTAL STOCKHOLDERS' EQUITY	244,470	854,809

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$334,017	$950,879

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From December 30, 2004 (Inception) through June 30, 2011
	2011	2010	2011	2010

Revenues realized during the development stage	$-	$-	$1,542	$-	$7,780

Operating expenses
Research and development	-	112,789	-	241,432	5,472,912
Sales and marketing	9,002	30,901	20,796	58,470	109,828
Officer's compensation	25,309	25,114	51,172	306,274	14,517,315
General and administrative expenses	128,853	107,190	321,032	206,112	1,998,513
Depreciation and amortization	8,089	7,707	16,057	15,302	88,508
Total operating expenses	171,253	283,701	409,057	827,590	22,187,076

Loss from operations	(171,253)	(283,701)	(407,515)	(827,590)	(22,179,296)

Other (income) expense:
Interest (income) expense, net	712	(532)	990	(961)	79,637
(Gain) loss on marketable securities, net	(65,738)	(24,264)	138,190	(23,936)	1,251,134
Foreign exchange transaction (gain) loss	667	(5,469)	9,453	(6,045)	13,096
Total other (income) expense	(64,359)	(30,265)	148,633	(30,942)	1,343,867

Loss before taxes	(106,894)	(253,436)	(556,148)	(796,648)	(23,523,163)
Provision for income taxes	-	-	-	-	-

Net loss	(106,894)	(253,436)	(556,148)	(796,648)	(23,523,163)

Other comprehensive (income) loss
Unrealized gain (loss) on marketable securities	(56,532)	(253,823)	(72,920)	(246,646)	78,938
Foreign exchange gain (loss)	(84,521)	(37,545)	18,729	(18,110)	61,777

Comprehensive income (loss)	$(247,947)	$(544,804)	$(610,339)	$(1,061,404)	$(23,382,448)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding – basic and diluted	41,645,748	40,588,803	41,645,748	40,516,676

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,		From December 30, 2004 (Inception) through June 30, 2011
	2011	2010

OPERATING ACTIVITIES
Net loss	$(556,148)	$(796,648)	$(23,523,163)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization expense	16,057	15,302	88,510
Stock compensation	-	256,117	14,131,251
Fair value of shares issued for services	-	90,000	1,596,072
Realized loss on sale of marketable securities	138,190	(23,936)	1,387,744
Changes in operating assets and liabilities:
Prepaid expenses	18,564	(82)	(1,141)
Accounts payable	(28,433)	(5,746)	1,895
Accrued liabilities, related party	-	-	65,742
Accrued liabilities, other	21,910	-	21,910
Net cash used in operating activities	(389,860)	(464,993)	(6,231,180)

INVESTING ACTIVITIES
Purchase of property and equipment	(21,876)	(1,060)	(175,694)
Purchase of marketable securities	-	(11,229)	(7,403,481)
Proceeds from sale of marketable securities	399,328		5,272,636
Net cash provided by (used in) investing activities	377,452	(12,289)	(2,306,539)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	7,899,595
Proceeds from short term borrowings	-	-	527,763
Repayment of short term borrowings	-	-	(527,763)
Net cash provided by financing activities	-	-	7,899,595

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15,735	(18,110)	663,482

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,327	(495,392)	25,358

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,031	628,291	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	25,358	132,899	25,358

Supplemental disclosures
Cash paid for
Interest	$684	$169	$88,917
Income taxes	$-	$-	$-

Non-cash activities
Shares issued for services	$-	$90,000	$4,758,900

See accompanying notes to the consolidated financial statements.

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2011 AND 2010

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

The Company was incorporated under the laws of the State of Nevada on December 30, 2004.

In May of 2007 the Company filed a name change with the Nevada Secretary of State to GlobalPayNet Holdings, Inc.

GlobalPayNet Holdings Inc. is an information technology company that intends to be active in the distribution of web-based applications in the areas of cloud storage or electronic data storage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim consolidated financial information

The accompanying unaudited consolidated interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed on March 30, 2011.

Principal of consolidation

The consolidated financial statements include the accounts of GlobalPayNet and its wholly owned operating subsidiary Globus Payments LTD (“Globus”) as of June 30, 2011 and 2010 and for the interim periods then ended.  All inter-company balances and transactions have been eliminated in consolidation

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include allowance for doubtful accounts; foreign currency; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of property and equipment; revenue recognized or recognizable; sales returns and allowances; income tax provision; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of accrued liabilities, related party, due to their related party nature.

Fair value of financial assets and liabilities measured on a recurring basis

The Company uses Level 1 of the fair value hierarchy to measure the fair value of the marketable securities and marks the available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss) until realized.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities, available for sale	$220,367	$220,367	$-	$-	$220,367

The Company has no other assets or liabilities measured at fair value on a recurring basis or a non-recurring basis; consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011 or December 31, 2010; no gains or losses are reported in the consolidated statement of income and comprehensive income (loss) that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2011 or 2010.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

The Company determined that there were no impairments of long-lived assets as of June 30, 2011 or December 31, 2010.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities, available for sale

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

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b.  entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.  principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved ; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Foreign currency translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.  If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss).  If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary.

The financial records of the Company's Canadian operating subsidiary is maintained in their local currency, the Canadian dollar, which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were 200,000,000 options outstanding as of June 30, 2011 and 2010, which were excluded from the calculation because their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $23,523,163 at June 30, 2011, and had a net loss and net cash used in operating activities of $556,147 and $389,860, for the six months ended June 30, 2011.

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

 As of June 30, 2011, and December 31, 2010, all 1,000,000 shares of Class A Preferred stock were issued and outstanding and held by Alain Ghiai, the Chief Executive Officer.  As of June 30, 2011, and December 31, 2010, 41,645,748 shares of common stock were issued and outstanding.

 As of June 30, 2011, and December 31, 2010, the Company’s Chief Executive Officer held an option to purchase 200,000,000 shares of Common Stock at an exercise price of $2.00 per share.  The shares vested on January 17, 2010 (“vesting date”) and expire 50 years from the vesting date.  Provided that the Participant is employed with the Company on the vesting date, the Options may be exercised at a $2.00 price.  The options were valued at $11,013,251 using a lattice model with the following assumptions: 1% annual attrition rate, stock annual volatility of 121%, and a risk free interest rate of 4.27%

The Company has recognized stock-based compensation expense pursuant to the two-year service period from January 17, 2008 through January 17, 2010.  Stock-based compensation expense for the three months ended June 30, 2011 and 2010 totaled $0 and $256,117, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 18, 2008, Globus Payments Ltd., the Company’s wholly-owned subsidiary entered into a consulting agreement with Mr. Ghiai, the Company’s Chairman and Chief Executive Officer and sole director, whereby GPY agreed to pay Mr. Ghiai annual compensation of US$100,000 in cash for services rendered by Mr. Ghiai to GPY.  GPY will also reimburse Mr. Ghiai for any out-of-pocket expenses incurred in connection with the performance of his duties pursuant to the consulting agreement.  The consulting agreement has a five-year term, which will automatically renew for successive five-year periods unless notice is given by either party.  Compensation expense pursuant to this agreement totaled approximately $25,000 and $50,000 during each of the three and six months ended June 30, 2011 and 2010.

Transactions with GlobeXPayNet S.A.  In August 2007, the Company established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd.  GBX. contracts with the Company’s subsidiary Globus Payments Ltd. to perform all of its PCI compliance work.  As of the date of this report, GBX.’s sole director is Alain Ghiai, who is also a director, president and majority stockholder of the Company.  Payments to GBX for the three months ending June 30, 2011 and 2010 totaled $48,683 and $39,000, respectively.  Payments to GBX for the six months ending June 30, 2011 and 2010 totaled $110,665 and $79.015, respectively.

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

Business Overview

Globalpaynet Holdings Inc. (“Globalpaynet”, “GPN”, or the “Company”) is an information technology company that intends to be active in the distribution of web-based applications in the areas of cloud storage or electronic data storage.  The Company has received an exclusive license from GlobeX Data S.A. (“GlobeX”) to distribute and sell in North America GlobeX’s cloud applications called Securus and EHRmedi.  The Company was incorporated in Nevada, USA and has offices in Seattle, WA.  Its wholly owned subsidiary, Globus Payments Ltd., is based in Vancouver, Canada.

PayStream

We completed the initial development of our core product, PayStream, in July 2010..  Paystream is designed to securely manage and store highly confidential electronic payment transactions via the internet in compliance with the Payment Card Industry Data Security Standard (“PCI DSS”).  The Company initially intended to sell this service directly to businesses through a network of qualified resellers.  However, in April 2011, the Company has decided to let its Swiss partner GlobeX Data S.A. either sell or license the PayStream technology if at all possible. This decision has been made due to the limited resources we have in the face of large competitors in the marketplace that surfaced during and after the financial crisis of 2008.  In October 2010, Master Card acquired GlobeX’s sole underwriter called Data Cash Ltd and has rendered the electronic payment underwriting impossible for GlobeX due to its small size.  The financial crisis of 2008 has eliminated a large number of smaller players and the Company cannot compete with the large conglomerates present in the electronic payment marketplace today.  The Company is currently evaluating what options it may have to realize some value from its large investment in the research and development of PayStream.  Unfortunately, there can be no assurance that the Company will be able to realize any value whatsoever.

Securus

Additionally, on August 23, 2010, we formalized our relationship with GlobeX Data S.A, formerly known as GlobeXPayNet S.A (“GlobeX” or “GBX”) by signing a ten-year exclusive agreement to distribute GlobeX’s web-based software application suites, Securus and EHRmedi, in the United States and Canada (“North America”). Securus is a cloud storage application selling under the brand name Securus, SecurusVault, MediVault and StudentVault. EHRmedi is an electronic health records management tool.

These efforts have resulted in more than fifty inquiries since we began this program approximately one month prior to this filing date. Management plans to diligently pursue building a distributor in this manner.

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

We recognize that our competitive edge and long-term success depend on the implementation and application of state-of-the-art technologies so that every customer’s experience is seamless and productive. From its inception, the Company has utilized leading-edge technologies in the design and implementation of its products to ensure that clients have a best of breed solution. Importantly, the Company utilizes Secure Sockets Layer (SSL) and 128-bit encryption to keep data secure. The Company’s network is tested regularly for security breaches and failures by a third party quality security assessor, Security Metrics Inc.. As the Company grows, management intends to invest in new technologies to maintain and promote a leading edge network for their clients.

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

Limited Operating History; Need for Additional Capital; Going Concern

Based on our financial history since inception, our independent registered public accountants included a statement in their audit report for our financial statements for the year ended December 31, 2010, regarding whether we are able to continue as a going concern.

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

We are still in the development stage, have not generated any significant revenue, and have incurred losses totaling approximately an excess $23.0 million since inception.

We believe that we have sufficient cash on hand as of the date of this filing in order to run the business for a minimum of three months without having to raise additional funds in the event we are unable to generate material revenues.  If we are unable to generate material revenues, we will be forced to attempt to raise additional funds on terms which may not be favorable to us, if we are able to raise funds at all.

Comparison of results of operations for the three and six months ended June 30, 2011 and 2010

Research and development expenses

Research and development expenses consist of costs to develop our proprietary software platform.  As the development of the platform was completed in 2010, no research and development costs were incurred during the three and six months ended June 30, 2011.  Such costs totaled $112,789 and $241,432 during the three and six months ended June 30, 2010, respectively, and included payments for engineering services, PCI DSS audit fees, and platform maintenance fees.

Sales and marketing expenses

Sales and marketing expenses totaled $9,002 during the three months ended June 30, 2011, a decrease of $21,899 as compared to the same period in fiscal 2010.  Sales and marketing expenses totaled $20,796 during the six months ended June 30, 2011, a decrease of $58,470 as compared to the same period in fiscal 2010.  The 2010 periods included expenses for the initial development of our website, whereas ongoing expenses are comprised of search engine optimizations, Google adwords marketing and deployment of several versions of our websites.

Officer’s compensation

Officer’s compensation consists of an annual fee of approximately $100,000 to our Chief Executive Officer and stock based compensation. Stock based compensation expense, which is a result of a stock option issued to our Chief Executive Officer, and which vested over a two year service period through January 17, 2010, totaled $256,117 during the three and six months ended June 30, 2010. As the options were fully vested at that time, there are no comparable expenses in the 2011 periods.

General and administrative expenses

General and administrative expenses are comprised of systems maintenance, professional fees, occupancy expenses, travel expenses, supplies and other overhead expenses.  General and administrative expenses totaled $128,853 for the three months ended June 30, 2011, an increase of 20.2% as compared to $107,190 for the three months ended June 30, 2010.  These expenses totaled $321,032 for the six months ended June 30, 2011, an increase of 55.8% as compared to $206,112 for the six months ended June 30, 2010.The increase in the periods is principally a result of the cost of maintaining our systems that have completed the research and development stage.  Additionally, the increase in expense during three months ended June 30, 2011, includes additional staff that we engaged to provide service to potential customers that are evaluating our services.

Depreciation and amortization expenses

Depreciation and amortization expenses increased slightly to $8,089 during the three months ended June 30, 2011, as compared to $7,707, for the three months ended June 30, 2010.  These expenses also increased slightly to $16,057 during the six months ended June 30, 2011, as compared to $15,302, for the six months ended June 30, 2010.  The increase was a result of the purchase of computer equipment placed into service during the three months ended June 30, 2011.

Loss on marketable securities and foreign currency translation

We recognized a gain totaling $65,739 and a net loss totaling $138,190 on our investment in marketable securities for the three and six months ended June 30, 2011, respectively, as compared to a net gain of $24,364 and $23,936 for the three and six months ended June 30, 2010. While the losses were a result of the sale of some of our non-performing investments, proceeds of which were required to funding our operations, we were able to realize a gain on the sale of other investments during the three months ending June 30, 2011.

Net loss

We incurred a net loss totaling $106,804 for the three months ended June 30, 2011, compared to a net loss of $253,456 for the three months ended June 30, 2010.  We incurred a net loss totaling $556,148  for the six months ended June 30, 2011, compared to a net loss of $796,648 for the six months ended June 30, 2010, The decrease was primarily due to the reduction of stock based compensation expense which was offset by the gains and losses on the sale of marketable securities..

Liquidity and Capital Resources

Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $7,899,595. At June 30, 2011, we had cash reserves totaling $25,358 and short-term securities with a fair value of $220.367.  We believe that our cash reserves will sustain our operations for the next three months.  We plan to raise additional funds through additional private placements of our common stock.  If we are unable to raise additional funds, we will not be able to meet our obligations or fund our operating activities, and we will be forced to liquidate our assets in order to meet our obligations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.    CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer (who is also principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedure as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon this evaluation, the Company’s Chief Executive Officer concluded that that our disclosure controls and procedures were not effective as of June 30, 2011.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.  These deficiencies had been identified in his assessment as of December 31, 2011, and consist of the following:

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

Date: August 15, 2011

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