Form 10-Q
period 2011-09-30
GLOBALPAYNET HOLDINGS, INC.
filed 2011-11-14
CIK 1344807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

42,699,248 Shares of Registrant’s Common Stock, $0.001 par value, were outstanding as of November 10, 2011.

GLOBALPAYNET HOLDINGS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010 and for the Period from December 30, 2004 (Inception) through September 30, 2011 (Unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the Period from December 30, 2004 (Inception) through September 30, 2011 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the Period from December 30, 2004 (Inception) through September 30, 2011 (Unaudited)	7

	Notes to the Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4T.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Removed and Reserved	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBALPAYNET HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$544,491	$22,031
Prepaid expenses	35,821	19,705
Marketable securities	188,305	827,811

Total current assets	768,617	869,547

PROPERTY AND EQUIPMENT
Furniture and fixtures (net of accumulated depreciation of $6,639 and $5,180, respectively)	5,422	6,879
Computers and software (net of accumulated depreciation of $93,706 and $68,707, respectively)	187,508	74,453

Property and equipment, net	192,930	81,332

TOTAL ASSETS	$961,547	$950,879

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,096	$30,329
Accrued liabilities, related party	65,742	65,742
Accrued liabilities	15,569	-

TOTAL CURRENT LIABILITIES	83,407	96,070

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value 5,000,000 shares authorized: 1,000,000 shares designated
Series A Preferred stock: $0.001 par value, 1,000,000 shares designated:
1,000,000 shares designated:	1,000	1,000

Common stock: $0.001 par value 300,000,000 shares authorized:
Series A Preferred stock: $0.001 par value, 1,000,000 shares designated:
42,699,248 and 41,645,748 shares issued and outstanding, respectively	42,699	41,645
Additional paid-in capital	24,636,719	23,584,273
Deficit accumulated during the development stage	(23,719,344)	(22,967,015)
Accumulated other comprehensive income (loss)
Change in unrealized gain (loss) on marketable securities	(11,989)	151,858
Foreign currency translation gan (loss)	(70,945)	43,048

TOTAL STOCKHOLDERS' EQUITY	878,140	854,809

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$961,547	$950,879

See accompanying notes to the consolidated financial statements

GLOBALPAYNET HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	December 3, 2004
	Ended	Ended	Ended	Ended	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues realized during the development stage	$-	$-	$1,542	$-	$7,780

Operating expenses
Research and development	-	26,390	-	267,822	5,472,912
Sales and marketing	2,185	8,735	22,980	67,205	112,012
Officer's compensation	26,056	25,070	77,229	331,344	14,543,372
General and administrative expenses	203,229	166,520	524,261	372,632	2,201,742
Depreciation and amortization	10,183	7,657	26,240	22,959	98,691

Total operating expenses	241,653	234,372	650,710	1,061,962	22,428,729

Loss from operations	(241,653)	(234,372)	(649,168)	(1,061,962)	(22,420,949)

Other (income) expense:
Interest (income) expense, net	506	(132)	1,496	(1,093)	80,143
(Gain) loss on marketable securities, net	(49,185)	40,126	89,005	16,190	1,201,949
Foreign exchange transaction gain (loss)	3,207	2,119	12,660	(3,926)	16,303

Other (income) expense, net	(45,472)	42,113	103,161	11,172	1,298,395

Loss before income tax	(196,181)	(276,485)	(752,329)	(1,073,134)	(23,719,344)

Income tax provision	-	-	-	-	-

Net loss	(196,181)	(276,485)	(752,329)	(1,073,134)	(23,719,344)

Other comprehensive (income) loss
Change in urealized gain (loss) on marketable securities	(90,927)	75,576	(163,847)	(171,070)	(11,989)
Foreign currency translation gain (loss)	(132,722)	5,375	(113,993)	(12,736)	(70,945)

Comprehensive income (loss)	$(419,830)	$(195,534)	$(1,030,169)	$(1,256,940)	$(23,802,278)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	41,668,650	41,039,352	41,645,748	40,691,367

See accompanying notes to the consolidated financial statements

GLOBALPAYNET HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from December 30, 2004 (inception) through December 31, 2010
(Unaudited)

							Other Comprehensive Income (Loss)
						Deficit	Change in	Foreign
						Accumulated	Unrealized	Exchange	Total
	Preferred Stock: $0.001 Par		Common Stock: $0.001 Par		Additional	During the	Gin (Loss) on	Translation	Stockholders'
	Shares	Amount	Shares	Amount	Pain-in Capital	Development Stage	Market Securities	Gain (Loss)	Equity

Balance, December 31, 2006			20,000,000	$20,000	$39,325	$(40,824)	$-	$-	$18,501

Common shares issued for cash at $0.50 per share,
net of $699,925 expenses			13,300,000	13,300	4,887,775				4,901,075
Common shares issued as placement fee			2,100,000	2,100	1,047,900				1,050,000
Common shares issued for cash at $0.75 per share			133,333	133	99,867				100,000
Common shares issued for services at $0.50 per share			1,000,000	1,000	499,000				500,000
Preferred shares issued for services - related party	1,000,000	1,000			3,117,000				3,118,000
Comprehensive income (loss)
Net loss						(5,520,548)			(5,520,548)
Unrealized gain (loss) of marketable securities							11,326		11,326
Foreign exchange translation gain (loss)								228,081	228,081

Total comprehensive income (loss)									(5,281,141)

Balance, December 31, 2007	1,000,000	1,000	36,533,333	36,533	9,690,867	(5,561,372)	11,326	228,081	4,406,435

Common shares issued for cash at $0.80 per share,
net of $32,615 expenses			540,000	540	398,845				399,385
Common shares issued for services at $0.80 per share			1,000,000	1,000	799,000				800,000
Common shares issued for cash at $2.00 per share			11,625	12	23,238				23,250
Stock based compensation					5,258,040				5,258,040
Comprehensive income (loss)
Net loss						(8,619,893)			(8,619,893)
Unrealized gain (loss) of marketable securities							(615,991)		(615,991)
Foreign exchange translation gain (loss)								222,287	222,287

Total comprehensive income (loss)									(9,013,597)

Balance, December 31, 2008	1,000,000	1,000	38,084,958	38,085	16,169,990	(14,181,265)	(604,665)	450,368	1,873,513

Common shares issued for services at $0.80 per share			228,190	228	182,324				182,552
Common shares issued for services at $0.30 per share			75,400	75	22,545				22,620
Common shares issued for cash at $0.30 per share			55,200	55	16,505				16,560
Common shares issued for cash at $0.45 per share			2,000,000	2,000	898,000				900,000
Stock based compensation					5,499,094				5,499,094
Comprehensive income (loss)
Net loss						(7,413,608)			(7,413,608)
Unrealized gain (loss) of marketable securities							630,651		630,651
Foreign exchange translation gain (loss)								(414,949)	(414,949)

Total comprehensive income (loss)									(7,197,906)

Balance, December 31, 2009	1,000,000	1,000	40,443,748	40,443	22,788,458	$(21,594,873)	25,986	35,419	$1,296,433

Common shares issued for services at $0.45 per share			202,000	202	90,698				90,900
Common shares issued for cash at $0.45 per share			1,000,000	1,000	449,000				450,000
Stock-based compensation					256,117				256,117
Comprehensive income (loss)
Net loss						(1,372,142)			(1,372,142)
Unrealized gain (loss) of marketable securities							125,872		125,872
Foreign exchange translation gain (loss)								7,629	7,629

Total comprehensive income (loss)									(1,238,641)

Balance, December 31, 2010	1,000,000	1,000	41,645,748	41,645	23,584,273	(22,967,015)	151,858	43,048	854,809

Common shares issued for cash at $1.00 per share			1,053,500	1,054	1,052,446				1,053,500
Comprehensive income (loss)
Net loss						(752,329)			(752,329)
Unrealized gain (loss) of marketable securities							(163,847)		(163,847)
Foreign exchange translation gain (loss)								(113,993)	(113,993)

Total comprehensive income (loss)									(1,030,169)

Balance, September 30, 2011	1,000,000	$1,000	42,699,248	$42,699	$24,636,719	$(23,719,344)	$(11,989)	$(70,945)	$878,140

See accompanying notes to the consolidated financial statements

GLOBALPAYNET HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the Nine Months	For the Nine Months	December 3, 2004
	Ended	Ended	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(752,329)	$(1,073,134)	$(23,719,344)
Adjustments to reconcile net loss to net cash used in operating activities

Realized loss on sale of marketable securities	89,005	16,190	1,338,559
Depreciation and amortization expense	26,240	22,959	98,693
Stock based compensation	-	256,117	14,131,251
Common shares issed for services	-	90,000	1,596,072
Changes in operating assets and liabilities:
Prepaid expenses	(16,116)	(113)	(35,821)
Accounts payable	(28,232)	9,000	2,096
Accrued liabilities, related party	-	(34,258)	65,742
Accrued liabilities	15,569	-	15,569

Net cash used in perating activities	(665,863)	(713,239)	(6,507,183)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(76)	(7,403,481)
Proceeds from sale ofmarketable securities	386,654	-	5,259,962
Purchase of property and equipment	(137,838)	(1,023)	(291,656)

Net cash provided by (used in) investing activities	248,816	(1,099)	(2,435,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bollowings	-	-	527,763
Repayment of short-term bollowings	-	-	(527,763)
Proceeds from sale of common stock	1,053,500	450,000	8,953,095

Net cash provided by financing activities	1,053,500	450,000	8,953,095

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(113,993)	(12,735)	533,754

NET CHANGE IN CASH	522,460	(277,073)	544,491

CASH AT BEGINNING OF PERIOD	22,031	628,291	-

CASH AT END OF PERIOD	$544,491	$351,218	$544,491

Supplemental disclosure of cash flows info0rmation
Interest paid	$506	$169	$88,739
Income tax paid	$-	$-	$-

Non-cash financing and investing activities
Common shares issued for services	$-	$90,000	$4,758,900

See accompanying notes to the consolidated financial statements

GLOBALPAYNET HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2011 AND 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Spectre Technology Corp. (“Spectre”) was incorporated under the laws of the State of Nevada on December 30, 2004.  In May of 2007 Spectre filed the certificate of amendment to change its name with the State of Nevada Secretary of State to GlobalPayNet Holdings, Inc. (the “Company”).

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

Principles of consolidation

The consolidated financial statements include the accounts of GlobalPayNet and its wholly owned subsidiary Globus Payments LTD (“Globus”) as of September 30, 2011 and 2010 and for the interim periods then ended.  All inter-company balances and transactions have been eliminated in consolidation

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if, any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment; income tax rate, income tax provision and valuation allowance of deferred tax assets; foreign currency exchange rate; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities, available for sale	$188,305	$188,305	$-	$-	$188,305

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

Research and development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  The research and development arrangements usually involve one specific research and development project.  Often times, the Company makes non-refundable advances upon signing of these arrangements.  The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification (formerly Emerging Issues Task Force Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”) for those non-refundable advances.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or the related services are performed.  The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered.  If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

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

The financial records of the Company's Canadian operating subsidiary are maintained in their local currency, the Canadian dollar, which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

Comprehensive income (loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income (loss) and its components.  Comprehensive income (loss), for the Company, consists of net income, change in unrealized gain (loss) on marketable securities, available for sale and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the interim period ended September 30, 2011 and 2010 as they were anti-dilutive:

	Potentially outstanding dilutive common shares
	For the Interim Period Ended September 30, 2011	For the Interim Period Ended September 30, 2010

Options issued on January 13, 2008 to Chairman and CEO of the Company to purchase 200,000,000 common shares exercisable at $2.00 per share expiring fifty-two (52) years from the date of issuance	200,000,000	200,000,000

Sub-total - Options	200,000,000	200,000,000

Total potentially outstanding dilutive common shares	200,000,000	200,000,000

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2011, and had a net loss and net cash used in operating activities for the interim period then ended.

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

Shares authorized

The Company’s authorized capital stock consists of 300,000,000 shares of common stock at a par value of $0.001 per share (“Common Stock”), and 5,000,000 shares of preferred stock at a par value of $0.001 per share (“Preferred Stock”).  Of the 5,000,000 shares of authorized preferred stock, 1,000,000 shares are designated “Class A Preferred” stock.

Preferred stock

As of September 30, 2011, and December 31, 2010, all 1,000,000 shares of Class A Preferred stock were issued and outstanding and held by Alain Ghiai, the Chief Executive Officer.  As of September 30, 2011, 42,699,248 shares of common stock were issued and outstanding.

Common stock

In September 2011, the Company issued 850,000 and 203,500 common shares at $1.00 per share or for $1,053,500 in cash, pursuant to two private placements of common stock.

Stock options

On January 17, 2008 the Company awarded to Alain Ghiai, Chairman and CEO of the Company, a stock option to purchase 200,000,000 shares of the Company’s common stock with an exercise price of $2.00 per share.  This option vested over two (2) year period from the date of issuance on January 17, 2010 (“vesting date”) and expires 52 years from the date of issuance provided that Mr. Ghiai is still employed with the Company on the vesting date.

The Company valued this option at $11,013,251 on the date of issuance using a lattice model with the following assumptions:

Expected option life (year)	52.00

Annual attrition rate	1%

Expected volatility	121%

Risk-free interest rate	4.27%

Dividend yield	0.00%

The Company recognized stock-based compensation expense pursuant to the two-year service period from January 17, 2008 through January 17, 2010.  Stock-based compensation expense for the interim period ended September 30, 2011 and 2010 amounted to $0 and $256,117, respectively.

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00	200,000,000	48.00	$2.00	200,000,000	48.00	$2.00

$2.00	200,000,000	48.00	$2.00	200,000,000	48.00	$2.00

NOTE 5 – RELATED PARTY TRANSACTIONS

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alain Ghiai	President and major stockholder of the Company

GlobeXPayNet S.A.	An entity owned and controlled by president and major stockholder of the Company

Consulting agreement – chairman and CEO

On January 18, 2008, Globus Payments Ltd., the Company’s wholly-owned subsidiary entered into a consulting agreement with Mr. Ghiai, the Company’s Chairman and Chief Executive Officer and sole director, whereby GPY agreed to pay Mr. Ghiai annual compensation of US$100,000 in cash for services rendered by Mr. Ghiai to GPY.  GPY will also reimburse Mr. Ghiai for any out-of-pocket expenses incurred in connection with the performance of his duties pursuant to the consulting agreement.  The consulting agreement has a five-year term, which will automatically renew for successive five-year periods unless notice is given by either party.  Compensation expense pursuant to this agreement totaled approximately $26,056 and $77,229 during each of the three and nine months ended September 30, 2011 and 2010.

Transactions with GlobeXPayNet S.A.

In August 2007, the Company established a relationship with GlobeXPayNet S.A. (“GBX”), in Switzerland and placed it in charge of all international sales and developments for GlobalPayNet Holdings Inc. and its Canadian subsidiary Globus Payments Ltd.  GBX contracts with the Company’s subsidiary Globus Payments Ltd. to perform all of its PCI compliance work.  As of the date of this report, GBX.’s sole director is Alain Ghiai, who is also a director, president and majority stockholder of the Company.  Payments to GBX for the three months ending September 30, 2011 and 2010 totaled $117,611 and $74.700, respectively.  Payments to GBX for the nine months ending September 30, 2011 and 2010 totaled $228,162 and $164,700, respectively.

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

We continue our efforts to develop a partner and reseller network to market Paystream services and solutions, and we are market additional complementary services pursuant to our licensing agreement with GlobeX Data S.A.  This agreement enables us to market and distribute GlobeX’s two web-based software application suites, Securus and EHRmedi, in the United States and Canada.  We began marketing Securus to the US market in September 2010 but have not and do not expect to generate significant revenues for at least six months.  Should the marketing of Securus be successful, we plan to market EHRmedi in the second half of 2011 in the US market.  Both Securus and EHRmedi are SAP certified.  As of September 30 2011 the Company has contracted with two resellers in Canada for Securus; however, we do not anticipate that revenue will be generated from such agreements until the third or fourth quarter of 2011, if at all.

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

Comparison of results of operations for the three and nine months ended September 30, 2011 and 2010

Research and development expenses

Research and development expenses consist of costs to develop our proprietary software platform.  As the development of the platform was completed in 2010, no research and development costs were incurred during the three and nine months ended September 30, 2011.  Such costs totaled $26,390 and $267,822 during the three and nine months ended September 30, 2010, respectively, and included payments for engineering services, PCI DSS audit fees, and platform maintenance fees.

Sales and marketing expenses

Sales and marketing expenses totaled $2,185 during the three months ended September 30, 2011, a decrease of $6,550 as compared to the same period in fiscal 2010.  Sales and marketing expenses totaled $22,980 during the nine months ended September 30, 2011, a decrease of $44,225 as compared to the same period in fiscal 2010.  The 2010 periods included expenses for the initial development of our website, whereas ongoing expenses are comprised of search engine optimizations, Google adwords marketing and deployment of several versions of our websites.

Officer’s compensation

Officer’s compensation consists of an annual fee of approximately $100,000 to our Chief Executive Officer and stock based compensation. Stock based compensation expense, which is a result of a stock option issued to our Chief Executive Officer, and which vested over a two year service period through January 17, 2010, totaled $256,117 during the three and nine months ended September 30, 2010. As the options were fully vested at that time, there are no comparable expenses in the 2011 periods.

General and administrative expenses

General and administrative expenses are comprised of systems maintenance, professional fees, occupancy expenses, travel expenses, supplies and other overhead expenses.  General and administrative expenses totaled $203,229 for the three months ended September 30, 2011, an increase of 22.0% as compared to $107,190 for the three months ended September 30, 2010.  These expenses totaled $524,261 for the nine months ended September 30, 2011, an increase of 40.7% as compared to $372,632 for the nine months ended September 30, 2010.The increase in the periods is principally a result of the cost of maintaining our systems that have completed the research and development stage.  Additionally, the increase in expense during three months ended September 30, 2011, includes additional staff that we engaged to provide service to potential customers that are evaluating our services.

Depreciation and amortization expenses

Depreciation and amortization expenses increased slightly to $10,183 during the three months ended September 30, 2011, as compared to $7,657, for the three months ended September 30, 2010.  These expenses also increased slightly to $26,240 during the nine months ended September 30, 2011, as compared to $22,959, for the nine months ended September 30, 2010.  The increase was a result of the purchase of computer equipment placed into service during the three months ended September 30, 2011.

Loss on marketable securities and foreign currency translation

We recognized a gain totaling $49,185 and a net loss totaling $89,005 on our investment in marketable securities for the three and nine months ended September 30, 2011, respectively, as compared to a net loss of $49,126 and $16,190 for the three and nine months ended September 30, 2010. While the losses were a result of the sale of some of our non-performing investments, proceeds of which were required to funding our operations, we were able to realize a gain on the sale of other investments during the second and third quarters in fiscal 2011.

Net loss

We incurred a net loss totaling $196,811 for the three months ended September 30, 2011, compared to a net loss of $276,485 for the three months ended September 30, 2010.  We incurred a net loss totaling $752,329  for the nine months ended September 30, 2011, compared to a net loss of $1,073,134 for the nine months ended September 30, 2010, The decrease was primarily due to the reduction of stock based compensation expense which was offset by the gains and losses on the sale of marketable securities..

Liquidity and Capital Resources

Since inception, we have used our common stock to raise money for business development and corporate expenses. The total amount we have raised since inception is $8,953,095. During the three months ending September 30, 2011, we raised $1,053,500 in a private placement of 1,053,500 shares of common stock.  Utilizing part of the proceeds, we purchased approximately $116,000 of computer equipment, including servers and other computer infrastructure that we plan to place into service during the fourth quarter of 2011. At September 30, 2011, we had cash reserves totaling $544,491 and short-term securities with a fair value of $188,305.  We believe that our cash reserves will sustain our operations for the next nine to twelve months.  If we are unable to generate cash flow from operations after that time, we may attempt to raise additional funds through additional private placements of our common stock.  If we are unable to raise additional funds, we will not be able to meet our obligations or fund our operating activities, and we will be forced to liquidate our assets in order to meet our obligations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer (who is also principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedure as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2011.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon this evaluation, the Company’s Chief Executive Officer concluded that that our disclosure controls and procedures were not effective as of September 30, 2011.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.  These deficiencies had been identified in his assessment as of December 31, 2011, and consist of the following:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to two Subscription Agreements dated August 29, 2011, the Company issued (i) 850,000 shares of Company common stock for an aggregate purchase price of $850,000 to Pictet Private Equity Partners and (ii) 203,500 shares of Company common stock for an aggregate purchase price of $203,500 to Henry Edvard Sjoman. All such shares were issued pursuant to the exemption from registration provided by Regulation S under the Securities Act. The securities were issued in off-shore private placements in reliance on Regulation S to entities which are not “United States persons” as defined by Regulation S. The stock certificates for all such securities bear a legend indicating that the stock is restricted and may not be sold in the United States without registration or an exemption from such requirements.

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

GLOBALPAYNET HOLDINGS, INC.

	By:	/s/ ALAIN GHIAI
Alain Ghiai
Chief Executive Officer and
Date: November 14, 2011		Principal Accounting Officer

EXHIBIT INDEX
Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification by Principal Accounting Officer required by Rule 13a-14(a)or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
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